Form 10-Q
period 1994-12-31
MARQUEST MEDICAL PRODUCTS INC
filed 1995-02-13
CIK 719497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 1994      Commission File No. 0-11484

                         MARQUEST MEDICAL PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

            Colorado                                  84-0785259
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                    Identification No.)

              11039 East Lansing Circle, Englewood, Colorado 80112 (Address of principal executive offices, including zip code)

                                 (303) 790-4835
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address, and former fiscal year, if changes since last report)





Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X            NO
                   -----             -----

Number of shares of common stock, no par value, of Registrant outstanding at January 25, 1995.

               8,081,880

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                         December 31,  April 2,
                                                             1994        1994
                                                         ------------  --------
                                                          (Unaudited)

 Cash and cash equivalents                                 $    769     $ 1,662
 Trade accounts receivable, less allowances for
   doubtful accounts of $168 and $178, respectively           2,495       3,075
 Notes and other receivables                                     38          74
 Current portion of note from related party                     225         300
 Inventories                                                  2,658       2,955
 Prepaid items                                                  220         212
                                                            -------     -------

   Total current assets                                       6,405       8,278

NOTE FROM RELATED PARTY                                          --          75

PROPERTY, PLANT AND EQUIPMENT
 Land                                                         1,265       1,265
 Buildings                                                    4,976       4,976
 Machinery and equipment                                      8,326       8,920
 Other                                                        2,550       2,404
 Construction in progress                                        19          --
                                                            -------     -------
                                                             17,136      17,565
 Less accumulated depreciation                               (9,411)     (9,021)
                                                            -------     -------
  Net property, plant and equipment                           7,725       8,544

OTHER ASSETS                                                     43          32

                                                            -------     -------
                                                            $14,173     $16,929
                                                            -------     -------
                                                            -------     -------

          The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                       December 31,    April 2,
                                                           1994          1994
                                                       ------------   ---------
                                                        (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                       $   1,441     $   1,260
 Accrued liabilities                                        3,057         3,355
 Payable to related party                                     547           375
 Swiss debt principal and interest                            690           599
 Current maturities of long-term debt                          92         1,389
 Current maturities of capital lease obligation               136           125
                                                        ---------      --------
   Total current liabilities                                5,963         7,103

CAPITAL LEASE OBLIGATION                                      328           432

NOTE PAYABLE TO SCHERER                                     1,852         4,352

NOTE PAYABLE TO BANK                                        1,165            --

SWISS NOTES PAYABLE                                         2,677         2,875

OTHER LONG-TERM LIABILITIES                                   176           176

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000 and
  20,000,000 shares authorized; 8,102,720
  and 4,505,466 shares issued and outstanding,
  respectively                                              6,177         3,459
 Warrants                                                     612           632
 Retained earnings(deficit) ($20,434 of retained
  deficit eliminated at July 3, 1993 relating to the
  quasi-reorganization)                                    (4,707)       (2,030)
 Treasury stock, 20,840 shares                                (70)          (70)
                                                        ---------      --------
   Total shareholders' equity (deficit)                     2,012         1,991
                                                        ---------      --------

                                                        $  14,173     $  16,929
                                                        ---------      --------
                                                        ---------      --------


           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        Three Months Ended
                                                  ------------------------------
                                                  December 31,       January 1,
                                                     1994               1994
                                                  ------------      ------------
NET REVENUES                                     $      5,234      $      5,102
COST OF SALES                                          (3,985)           (4,156)
                                                  ------------      ------------

GROSS PROFIT                                            1,249               946

COSTS AND EXPENSES
    Selling and marketing expenses                     (1,015)             (922)
    General and administrative expenses                  (733)             (766)
    Research and development expenses                     (24)              (28)
                                                  ------------      ------------

OPERATING INCOME  (LOSS)                                 (523)             (770)

OTHER INCOME (EXPENSE)
    Interest and other income                              11                28
    Interest expense                                     (145)             (183)
    Foreign exchange gain (loss)                           11                48
    Gain on sale of assets                                  7            --
    Other expense                                          (7)              (75)
                                                  ------------      ------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  (646)             (952)
Provision for income taxes                            --                --
                                                  ------------      ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                       (646)             (952)

Gain on extinguishment of debt                        --                     11
                                                  ------------      ------------

NET LOSS                                         $       (646)     $       (941)
                                                  ------------      ------------
                                                  ------------      ------------

EARNINGS (LOSS) PER COMMON SHARE
    Before extraordinary item                    $      (0.08)     $      (0.21)
    Extraordinary item                                --                --
                                                  ------------      ------------
    Net earnings (loss)                          $      (0.08)     $      (0.21)
                                                  ------------      ------------
                                                  ------------      ------------

    Weighted average number of common shares
        outstanding during the period               8,081,880         4,484,626
                                                  ------------      ------------
                                                  ------------      ------------

           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Nine               Six                Three
                                                    Months             Months             Months
                                                     Ended              Ended              Ended
                                                  December 31,        January 1,          July 3,
                                                     1994               1994               1993
                                                  ------------       ------------      ------------
NET REVENUES                                     $     14,730       $     10,283      $      5,327
COST OF SALES                                         (11,280)            (8,671)           (4,513)
                                                  ------------       ------------      ------------

GROSS PROFIT                                            3,450              1,612               814

COSTS AND EXPENSES
    Selling and marketing expenses                     (3,287)            (1,830)             (969)
    General and administrative expenses                (2,264)            (1,600)             (941)
    Research and development expenses                    (116)               (65)              (39)
                                                  ------------       ------------      ------------

OPERATING INCOME  (LOSS)                               (2,217)            (1,883)           (1,135)

OTHER INCOME (EXPENSE)
    Interest and other income                              37                 92               109
    Interest expense                                     (476)              (371)              (81)
    Foreign exchange gain (loss)                          (55)               (30)               20
    Gain on sale of assets                                 53                275                50
    Other expense                                         (19)              (319)               (5)
                                                  ------------       ------------      ------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                (2,677)            (2,236)           (1,042)
Provision for income taxes                            --                 --                --
                                                  ------------       ------------      ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                     (2,677)            (2,236)           (1,042)

Gain on extinguishment of debt                        --                      11               706
                                                  ------------       ------------      ------------

NET LOSS                                         $     (2,677)      $     (2,225)     $       (336)
                                                  ------------       ------------      ------------
                                                  ------------       ------------      ------------

EARNINGS (LOSS) PER COMMON SHARE
    Before extraordinary item                    $      (0.37)      $      (0.50)     $      (0.23)
    Extraordinary item                                --                 --                   0.16
                                                  ------------       ------------      ------------
    Net earnings (loss)                          $      (0.37)      $      (0.50)     $      (0.07)
                                                  ------------       ------------      ------------
                                                  ------------       ------------      ------------

    Weighted average number of common shares
        outstanding during the period               7,284,189          4,484,634         4,466,907
                                                  ------------       ------------      ------------
                                                  ------------       ------------      ------------

           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            ------------------------------
                                                            December 31,       January 1,
                                                               1994               1994
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $     (2,677)     $     (2,561)
    Adjustments to reconcile net loss to net cash used
        in operations:
            Depreciation and amortization                         1,047             1,429
            Provision for losses on accounts receivable              15                76
            Gain from extinguishment of debt                    --                   (717)
            Foreign exchange (gain) loss                             55              (128)
            Gain on sale of assets                                  (53)             (275)
        Increase(decrease) in operating assets and
          liabilities:
            Accounts receivable                                     565              (517)
            Notes and other receivables                              36             1,102
            Inventories and prepaid items                           289               340
            Accounts payable, accrued liabilities and
               payable to related party                              55            (2,659)
            Accrued interest on Swiss bonds                          36            --
            Other                                                   (11)               30
                                                            ------------      ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (643)           (3,880)
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from note from related party                       150               150
        Purchases of equipment                                     (400)           (1,524)
        Proceeds from sale of assets                                225               694
                                                            ------------      ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (25)             (680)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                   --                 1,750
    Payments on note payable                                     --                (1,750)
    Principal payments on borrowings                               (225)              (67)
    Proceeds  from capital lease                                 --                   591
    Issuance of common stock                                     --                    24
    Proceeds from sale of ABG line                               --                 4,500
                                                            ------------      ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (225)            5,048

                                   (Continued)

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            ------------------------------
                                                            December 31,       January 1,
                                                               1994               1994
                                                            ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                    (893)              488

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                     1,662               966
                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                 $        769      $      1,454
                                                            ------------      ------------
                                                            ------------      ------------

NONCASH INVESTING AND FINANCING
    TRANSACTIONS:
      Refinancing of Swiss bonds:
          Warrants issued                                  $      --         $        714
          Notes issued                                            --                6,745
          Prospective interest on notes                           --                3,246
                                                            ------------      ------------
                                                           $      --         $     10,705
                                                            ------------      ------------
                                                            ------------      ------------

      Sale leaseback of ABG product line:
          Warrants issued                                  $      --         $      3,290
          Net book value of ABG assets                            --                  245
          Deferred gain                                           --                  965
                                                            ------------      ------------
                                                           $      --         $      4,500
                                                            ------------      ------------
                                                            ------------      ------------

     Quasi-reorganization:
          Prospective interest on notes                    $      --         $     (3,226)
          Deferred gain                                           --                 (965)
          Goodwill                                                --                4,283
          Retained deficit                                        --               20,434
          Common stock                                            --              (17,125)
          Warrants                                                --               (3,456)
          Treasury stock                                          --                   55
                                                            ------------      ------------
                                                           $      --         $      --
                                                            ------------      ------------
                                                            ------------      ------------

                                   (Continued)

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            ------------------------------
                                                            December 31,       January 1,
                                                               1994               1994
                                                            ------------      ------------
      Debt conversion:
          Note payable converted                           $     (2,500)     $     --
          Common stock issued                                     2,500            --
                                                            ------------      ------------
                                                           $     --          $     --
                                                            ------------      ------------
                                                            ------------      ------------

      Refinancing of Industrial Revenue Bonds:
          Bonds retired                                    $     (1,300)     $     --
          Note payable issued to bank                             1,300            --
                                                            ------------      ------------
                                                           $     --          $     --
                                                            ------------      ------------
                                                            ------------      ------------

      Income tax refund:
          Income tax receivable                            $     --          $       (745)
          Increase in common stock                               --                   745
                                                            ------------      ------------
                                                           $     --          $     --
                                                            ------------      ------------
                                                            ------------      ------------

      Warrants:
          Warrants exercised                               $        (20)     $     --
          Common stock issued                                       218            --
          Swiss notes retired                                      (198)           --
                                                            ------------      ------------
                                                           $     --          $     --
                                                            ------------      ------------
                                                            ------------      ------------




           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   INVENTORIES:

     Inventories consist of the following (in thousands of dollars):

                                       December 31, 1994       April 2, 1994
                                       -----------------       -------------
          Raw materials                         $1,535             $1,372
          Work in process                          247                236
          Finished goods                           876              1,347
                                                ------             ------
                                                $2,658             $2,955
                                                ======             ======

2.   REPORT OF MANAGEMENT:

     The management of Marquest Medical Products, Inc. (the "Company") is responsible for the integrity of the financial information presented. The financial statements have been prepared in accordance with generally accepted accounting principles and they include amounts that are based on management's best estimates and judgment. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

     Management relies upon the Company's system of internal controls in meeting its responsibilities for maintaining reliable financial records. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's intentions. Judgments are required to assess and balance the relative cost and expected benefits of such controls.

3.   BASIS OF PRESENTATION:

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     In the first quarter of Fiscal 1995, the Company refinanced its Industrial Revenue Bonds which were due December 31, 1993. Management has made significant progress in reducing costs and improving gross margins since the first quarter of Fiscal 1994. However, the Company continues to generate an operating cash flow deficit and there remains doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




4.   LONG-TERM DEBT:


     Long-term debt consists of the following (in thousands of dollars):

                                                             December 31, 1994  April 2, 1994
                                                             -----------------  -------------
     Swiss Bond Issue, 720,000 Swiss Francs outstanding,
     interest payable annually on March ll at a rate of 6%,
     increased to 9% effective March 12, 1992; due March
     11, 1994; unsecured; including $140,000 and $94,000
     accrued interest, respectively                              $   690         $   599

     Note payable to Scherer; 8% interest due semi-annually;
     due March 31, 1999; unsecured; convertible into 2,468,800
     and 5,802,000 shares of Marquest common stock,
     respectively                                                  1,852           4,352

     Swiss notes payable; 8% interest due semi-annually;
     due March 31, 1999; unsecured; denominated in U.S.
     dollars                                                       2,677           2,875

     Note payable to bank; floating interest rate; currently
     7.75%, interest and principal due monthly; secured by
     receivables, inventory, and property, plant and
     equipment, due June 30, 2004                                  1,165             --

     Industrial Revenue Bonds; 7.5% interest; due December
     31, 1993                                                         --           1,389

                                                                  -------         -------
                                                                  $6,384          $9,215
     Less current maturities                                         782           1,988

                                                                  -------         -------
     Long-term debt                                               $5,602          $7,227
                                                                  =======         =======

     On June 30, 1994, the Company refinanced $1.3 million of the Industrial Revenue Bonds. As part of the loan agreement, the Company cannot, without the written consent of the bank, declare or pay dividends on its common stock.

     In May, 1994, Scherer Healthcare, Inc., holder of the Company's 8% convertible note payable, notified the Company's Board of Directors that it had elected to convert $2,500,000 of the principal balance of the note into 3,333,333 shares of the Company's common stock at the conversion price of $0.75 per share, pursuant to the terms of the note.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   RELATED PARTY TRANSACTION:

     In May, 1994, the Company executed a management agreement with Scherer Healthcare, Inc., the Company's largest stockholder, to provide certain management services, including financial and marketing consulting, for approximately $29,000 per month.


6.   WARRANTS:

     In September, 1994, 263,921 of the Company's warrants to purchase common stock at $0.75 per share were exercised. These warrants had been issued to the Swiss bondholders in an exchange in Fiscal 1994, and, in accordance with the warrant agreement, $198,000 of the Company's 8% Swiss notes payable were used in lieu of cash to exercise the warrants.


7.   QUASI-REORGANIZATION:

     In June 1993, the Company's Board of Directors approved quasi-reorganization procedures which were effective July 3, 1993, the end of the Company's first quarter of Fiscal 1994. The Company has segregated its Consolidated Statements of Operations for Fiscal 1994 into the three-month period prior to and the six-month period subsequent to the quasi-reorganization.


8.   REGISTRATION STATEMENTS

     In the third quarter of Fiscal 1995 the Company filed a registration statement with the Securities and Exchange Commission for a secondary offering of 873,363 warrants to purchase common stock and 1,137,287 shares of common stock. The registration statement was effective December 12, 1994.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

     Sales have increased 2.6% for the third quarter of Fiscal 1995 and decreased 5.6% for the first nine months of Fiscal 1995 versus the same periods in Fiscal 1994. The increase in sales in the third quarter is due to a sales promotion for the Company's arterial blood gas products. The Company entered the first quarter of Fiscal 1994 with a backorder due to the closing of the Company's manufacturing plant in Nogales, Mexico and its distribution center in Nogales, Arizona. At the beginning of the second quarter of Fiscal 1995, the Company implemented a territorial reorganization of its distributors. This reorganization expanded certain distributors' sales territories and dropped other distributors from the Company's network, resulting in a decrease in sales as not all business to customers of the dropped distributors has been retained by the Company. Sales have also decreased in the first nine months of Fiscal 1995 because of a decline in hospital census due to uncertainties surrounding health care reform.

     The gross margin has increased from 18.5% in the third quarter of Fiscal 1994 to 23.9% in the third quarter of Fiscal 1995, and from 15.5% for the first nine months of Fiscal 1994 to 23.4% for the same period in Fiscal 1995. During Fiscal 1994, the gross margin in the first nine months was negatively impacted by the closing and relocation of the Company's manufacturing and warehousing facilities in Nogales, Mexico; Nogales, Arizona and Parker, Colorado to its prinicpal location in Englewood, Colorado. The efficiencies of one manufacturing operation plus reductions in personnel and a continued emphasis to improve operations and reduce costs have favorably impacted the gross margin in the first nine months of Fiscal 1995.

     During the first quarter of Fiscal 1994, the Company reduced its sales and marketing management to preserve cash. During the fourth quarter of Fiscal 1994 and the first quarter of Fiscal 1995, the Company has strategically hired additional sales and marketing personnel to support the Company's distributor network and refocus its marketing efforts.

     General and administrative expenses have decreased in the third quarter of Fiscal 1995 and for the nine months ended December 31, 1994 versus the same periods in Fiscal 1994 because of reductions in the workforce implemented in the second quarter of Fiscal 1995.

     Interest expense decreased approximately $38,000 in the third quarter of Fiscal 1995 over the same period of Fiscal 1994 due to Scherer Healthcare, Inc.'s ("Scherer") conversion of debt to equity of the Company at the end of May 1994 (first quarter of Fiscal 1995). The overall increase in interest expense during the first nine months of Fiscal 1995 versus the same period for Fiscal 1994 was primarily due to $4,352,000 of debt issued to Scherer to purchase Scherer preferred stock used in the Swiss Bond exchange during Fiscal 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of Fiscal 1995, the Company's operations were funded by cash on hand at the beginning of the year. Sales were not adequate to cover the level of the Company's operating expenses. In response to this cash flow deficit, the Company reduced personnel in the second quarter and has been concentrating on strictly controlling operating expenses. In addition, the Company continues to phase-in implementation of its in-house molding operation to lower costs of producing molded plastic components.

     The Company has no commitments for capital expenditures, and purchases of equipment will be made as cash flow allows or as the Company is able to obtain financing.

                                     PART II
                                OTHER INFORMATION


Item l. Legal Proceedings.

    In an action filed in July 1993 in the Supreme Court of the State of New York, a former advisor to the Company, The Argosy Group, L.P., brought suit against the Company and Scherer Healthcare, Inc. seeking compensatory and punitive damages in excess of $2.35 million. The plaintiff alleged that the Company had refused to pay for financial services rendered, breached agreements with the plaintiff, wrongfully interfered with their agreements and business relationships and otherwise caused them harm. In January, 1995, the Company settled with The Argosy Group, L.P. for $300,375, to be paid by the Company in monthly payments through November, 1996.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

        Exhibit
        Number              Exhibit                                Page
        -------             -------                                ----
         3(b)               By-Laws, as amended (Part II)           15
         27                 Financial Data Schedule (Part I)        29
   (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 13, 1995              MARQUEST MEDICAL PRODUCTS, INC.




                                       /s/ James E. Brands
                                       ________________________________
                                       James E. Brands
                                       Chief Executive Officer




                                       /s/ Margaret Von der Schmidt
                                       ________________________________
                                       Margaret Von der Schmidt
                                       Vice President - Finance