Form 10-K
period 1995-04-01
MARQUEST MEDICAL PRODUCTS INC
filed 1995-07-14
CIK 719497

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended April 1, 1995    Commission File No. 0-11484
                            _______________________

                       MARQUEST MEDICAL PRODUCTS, INC.
              (Exact name of Registrant as specified in its charter)

                COLORADO                                 84-0785259
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

             11039 EAST LANSING CIRCLE, ENGLEWOOD, CO  80112
           (Address and zip code of principal executive offices)

                               (303) 790-4835
            (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of Each Exchange
             Title of Each Class                  on Which Registered
                   None                                  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of Each Class

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X             NO
                              -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

Based on the last reported sales price of $.4375 on June 14, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,005,854.

The number of shares outstanding of the registrant's common stock was 8,246,880 at June 14, 1995.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

                          Page 1 of 51, including exhibits.
                              Exhibits begin on page 47.

                                       TABLE OF CONTENTS

                                             PART I


ITEM                                                                                                          PAGE
- ----                                                                                                          ----
  1.  Business...................................................................................................3
  2.  Properties.................................................................................................8
  3.  Legal Proceedings..........................................................................................8
  4.  Submission of Matters to a Vote of Shareholders............................................................8
      Executive Officers of the Registrant.......................................................................8

                                            PART II

  5.  Market for the Registrant's Common Stock and Related Shareholder Matters...................................9
  6.  Selected Financial Data...................................................................................10
  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................10
  8.  Consolidated Financial Statements and Supplementary Data..................................................15
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................43

                                           PART III

 10.  Directors and Executive Officers of the Registrant........................................................43
 11.  Executive Compensation....................................................................................43
 12.  Security Ownership of Certain Beneficial Owners and Management............................................43
 13.  Certain Relationships and Related Transactions............................................................43

                                            PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................43

      Signatures................................................................................................46


                                  PART I

ITEM I.  BUSINESS

GENERAL: Marquest Medical Products, Inc. ("Marquest" or the "Company") was incorporated in 1979 under the laws of the State of Colorado. Marquest is a manufacturer and marketer of disposable medical devices, supplies and equipment for use in the respiratory care, cardiopulmonary support and anesthesia markets.

Marquest manufactures and distributes four major groups of products for use in the respiratory care, cardiopulmonary support and anesthesia markets. The largest of these product groups is the Blood Collection Systems for Diagnostic Testing. This group includes the broad line of Marquest disposable blood gas syringes. Most revenues in this group are generated by the proprietary-designed syringes, which are marketed under the trade names Gas-Lyte and Quik-ABG. As discussed in Note 12 to the Consolidated Financial Statements, the Company executed a sale and leaseback of this product line during Fiscal 1994 with Scherer Healthcare, Inc. ("Scherer") as part of a series of transactions designed to restructure the Company financially. See "Business Transactions with Scherer Healthcare, Inc."

The Company's disposable blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood sample collected is processed through a blood gas analyzer which is manufactured by other companies. In order for the analysis to be meaningful, the collected sample must remain as free from contamination as possible. Contamination is principally caused by the diffusion of gases in the sample resulting from (i) exposure to air and (ii) dilution caused by the anticoagulant solution used to prevent the sample from clotting. Marquest syringes are specifically designed to minimize both of these forms of contamination.

The Company's second largest product line is Aerosolized Medication Delivery Systems, consisting primarily of disposable nebulizers. Nebulizers atomize medications for inhalation into the lungs. The Company offers different nebulizers to accommodate user preferences as well as the requirements for different types of respiratory treatment. Nebulizers are marketed under the trade names Acorn II-Registered Trademark- and Whisperjet. The Acorn II-Registered Trademark- Nebulizer is used as part of a circuit package sold under the name, "RespirGard II-Registered Trademark- Nebulizer System".

The RespirGard II-Registered Trademark- Nebulizer System is a device designed for the administration of aerosolized pentamidine (NebuPent-Registered Trademark-, a registered trademark of Fujisawa Pharmaceutical Company), a drug used in the treatment of certain respiratory complications that result from the AIDS virus (pneumocystis carinii pneumonia). RespirGard-Registered Trademark- II is the only device specifically recommended by Fujisawa and referenced in their labeling and use instructions.

Heated Humidification Systems is the Company's third product group. These systems consist of three subgroups -humidifiers, heated wire circuits and humidification chambers. Heated Humidification Systems provide a flow of moist, warm air to patients who are at risk from loss of body temperature and drying of the lung linings. There are applications for this product group in both respiratory care and anesthesia.

The fourth product group is Anesthesia and Respiratory Breathing Systems, which includes numerous disposable products for use in respiratory care and anesthesia. These products include standard respiratory and anesthesia circuits, masks, filters, and hyperinflation systems, as well as other accessories for use in either respiratory therapy or anesthesia administration applications.

The circuits range from a simple hose connecting the patient to the anesthesia machine in the operating room to more sophisticated circuits that allow monitoring of gas temperature and flow into and out of the patient. Disposable masks are designed to eliminate resterilization costs of conventional reusable masks and represent further steps to remove the possibility of cross-contamination from the operating room.

The filters are designed to filter particulates and bacteria from any air or anesthesia line carrying gases to or from a patient. The filter market continues to be a rapidly expanding one as healthcare providers have increased the emphasis placed on infection control. They are marketed for use in respiratory support, principally on ventilators, and anesthesia circuits. The filters, however, can be used anywhere there is a concern about what enters or leaves a patient's lungs. These filters are marketed under the trade names RespirGard, HydroGard, OxyGard, and SpiroGard.

Marquest produces plastic parts for use in its assembly of disposable respiratory and anesthesia products, and is engaged in the distribution of medical equipment.

FDA REGULATION AND ADMINISTRATIVE ACTION: The Company and its products are subject to regulation by the Food and Drug Administration ("FDA") and virtually all of the Company's products are subject to validation as required by the current Good Manufacturing Practices Regulations ("GMP") of the FDA. As a result, the FDA engages in periodic inspections of the Company's facilities, its products and its manufacturing processes. In May 1991, the FDA initiated such an inspection, resulting in a report dated May 31, 1991, that contained significant allegations of violations of the GMP regulations. In the report, the FDA alleged that methods used by Marquest and the facilities and controls used in connection with manufacturing, packing and storing the medical devices were not in conformity with GMP. The FDA also alleged that Marquest failed to make appropriate Medical Device Reports ("MDRs"). On August 8, 1991, the Company was named in a civil complaint seeking an injunction against the Company and three of its officers and further alleging that the Company was manufacturing its products in violation of GMP, that certain devices were misbranded and adulterated and violations
of several other sections of the Food, Drug and Cosmetic Act.   On October 1,
1991, the Company and one of the named individual defendants entered into a five-year Consent Decree; the two other individual defendants named in the complaint were dismissed as defendants. The Consent Decree covered all products manufactured and assembled in facilities of the Company located in Englewood, Colorado and Parker, Colorado, exempting the former facility in Nogales, Mexico. The Consent Decree provided for suspension of the Company's United States manufacturing and distribution operations until the Company demonstrated it had adequate controls in place to ensure products were consistently produced in substantial compliance with GMP regulations. The suspension continued until January 9, 1992. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 3 and 8 of Notes to Consolidated Financial Statements.)

The suspension of operations from September 27, 1991 until January 9, 1992 resulted in a layoff of 350 personnel and a significant decrease in revenues.
 The resulting cash flow deficit caused the Company to dispose of its home healthcare business segment in February 1992 (at a loss in excess of $2,900,000), divest its common stock ownership of Diversicare, Inc. in October 1992 (at a loss of $2,494,000), sell its Parker, Colorado facility in January 1993 (at a loss of $1,113,000) and sell its Nogales, Arizona property in December, 1992 (at an immaterial gain).

The Company has made substantial efforts to take appropriate corrective action and implement changes in order to respond to the FDA's concerns.
These changes and corrective actions have been presented to the FDA in detail in the various submissions made by the Company. Included in those submissions are the steps taken to prevent future recurrence of the problems identified by the FDA during its inspections. During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with only two deficiency observations noted, which have been corrected. During Fiscal 1995, there were no additional FDA compliance inspections.

INDUSTRY SEGMENTS AND FOREIGN SALES: The Company has one industry segment: it manufactures and distributes medical devices and equipment to the healthcare provider sector. All of the Company's current operations and assets are located in the United States. Export sales are discussed in Note 1 to the Consolidated Financial Statements.

Most export customers have been purchasing product from the Company for several years and are sold to on an open credit basis. New customers generally are sold products on a letter of credit or other secured basis until an appropriate experience level is reached. The Company does not perceive, and has not experienced, any unusual risk in its export activity. Export sales are billed to the Company's customers in U. S. dollars.

MARKETING AND CUSTOMERS: The Company focuses a substantial portion of its resources on marketing and sales. It emphasizes in-service training for its clinical customers, distributor training and direct marketing. In-service training educates customers about the Company's products and is supported by continuing efforts to introduce product design changes that eliminate application difficulties, such as converting from liquid heparin to a dried form to eliminate dilutional errors in blood gas analysis tests. Close working relationships with medical personnel also have led to the development of better and safer applications for the Company's products, such as development of the RespirGard II-Registered Trademark- circuit, which is used in the treatment of AIDS-associated respiratory illnesses.

The Company has identified and pursued opportunities to modify common medical devices to improve and expand their applications. The Company believes that innovative product line expansion and clinical marketing have been and will continue to be essential factors in gaining market acceptance for the Company and its products.

The Company's sales and marketing program utilizes field sales representatives, managers and corporate marketing specialists who market the Company's manufactured products both directly and through distributors. The representatives assist the Company's distributors by (i) making direct calls on hospital technicians and physicians to develop sales leads for the distributors, (ii) providing education and training programs to distributors and healthcare professionals relating to the need for, and use of, the Company's products, (iii) furnishing distributors with technical advice on various aspects of the Company's products, and (iv) working with distributors to improve joint business relationships. The field sales representatives also sell directly to the hospitals in those market areas not serviced by distributors.

The Company distributes most of its manufactured products through a network of respiratory or anesthesia distributors. This network includes hospital supply distributors as well as over a thousand home healthcare dealers who historically have distributed certain of the Company's products to users in the home. There are some direct sales to certain large hospitals or to hospitals in areas where the Company has no dealer support, to certain government agencies and to OEM customers. The Company's international sales and marketing efforts are managed from the Corporate offices located in Englewood, Colorado. Europe, the Middle East, Asia and Pacific Rim territories are managed by field sales representatives and specialty distributors. Mexico, Central America, South America, and South Africa are managed using specialty distributors. The international distributors act in much the same way as the domestic distributors to supply the Company's products. The Company also participates in major international trade shows annually.

The Company has invested significant time and financial resources in the development of its distributor network and views this network as a valuable asset. However, the Company does not believe that the loss of any single distributor would have a material impact on the Company's sales as it believes that any distributor can be replaced within a reasonable period of time, and that in the interim the Company can sell its products directly to most of the hospitals serviced by such a distributor.

During Fiscal 1995, 1994, and 1993, the Company had one distributor, Tri-Anim Health Services, Inc. of Sylmar, California, who accounted for 19%, 18%, and 16%, respectively, of the Company's sales.

MANUFACTURING SUPPLIES AND BACKLOG: The Company's manufacturing and assembly operations consist primarily of the injection molding and extrusion of certain components and the assembly and packaging of final products from both purchased and internally-manufactured sources. All of the products manufactured are disposable and are principally fabricated from molded resins. During Fiscal 1992, the Company shifted much of its plastic injection molding to outside custom molders while it examined the validation and control of its internal molding process. During Fiscal years 1994 and 1995, the Company resumed molding internally some of its high volume plastic components and plans to continue the movement of molds from outside custom molders.

Due to economies of scale in production, the Company purchases certain standardized components, including needles, syringe barrels, and other supplies from qualified external sources. The Company's material procurement consists of multiple single source vendors, all of which are subject to qualification criteria in accordance with the Company's quality procedures and policies. While the Company endeavors to avoid being dependent on a single source of supply for any component or raw material by establishing qualified alternate suppliers, in certain cases it is not economical to use more than one source. The Company emphasizes vendor certification and quality programs to ensure uninterrupted supplies of raw materials and components.

Historically, the Company has not had a significant backlog of firm orders for its products. With the exception of orders for future delivery or for specially assembled products, most orders have been shipped within one week of receipt and the Company has maintained predetermined levels of finished goods inventories to ensure that this ability is preserved. The Company had a backlog of orders to ship of approximately $99,000 and $94,000 at April 1, 1995 and April 2, 1994, respectively.

SEASONALITY: Historically, the Company has experienced approximately 45% of its net sales in the first and second quarters of its fiscal year and 55% in the third and fourth quarters. Net sales are influenced generally by overall patterns in hospital admissions and discharges, which the Company believes reflect, among other things, a lower incidence of respiratory problems and postponements of elective surgeries during the summer months.

COMPETITION: The medical device business is highly competitive. The Company competes with three major competitors in the manufacture and distribution of its blood collection systems, four major competitors in respiratory and nebulizer products and two major competitors in its heated humidification products.

Competition in the area of manufactured products involves quality and reliability in product performance and price competitiveness. The Company believes that the expertise of its sales force and the strength of its distributor network are important factors in its ability to compete in the submarkets for manufactured products. The Company's marketing approach emphasizes continuing efforts to educate medical personnel through in-service training in the area of the Company's specialties and to develop and adapt products to fit the clinical needs of its customers.

PRODUCT DEVELOPMENT: The Company's product development efforts have been guided by its marketing and sales personnel. Through their daily contact with existing and potential customers, marketing and sales personnel are able to identify needs for new products and improvements for existing products.

The Company's product development program includes its internal efforts as well as the acquisition of new products from others. In Fiscal 1995, 1994 and 1993, the Company expensed royalties and license fees of approximately $54,000, $15,000 and $4,000, respectively, in connection with products developed by others. The Company commenced its internal product development program in Fiscal 1981. It spent approximately $140,000, $126,000 and $370,000, respectively, on internal product development in Fiscal 1995, 1994 and 1993.

The results achieved in the product development area were greatly impacted by the FDA-related suspension (see Notes 3 and 8 to the Consolidated Financial Statements) as the development engineering staff was reassigned to the resolution of FDA-related issues. The development staff returned to its normal function in May, 1994.

Many risks exist in new product development and there is no assurance that any of the products currently under development by the Company can be successfully developed or, if introduced, will prove to be commercially successful products.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES: The Company holds numerous patents for its manufactured products. It also holds licenses from individuals to manufacture a number of proprietary products. The Company makes renewal filings on patents and trademarks periodically in accordance with Federal regulations. Patents, trademarks and licenses afford the Company a measure of protection for its proprietary products, and the Company has taken a posture of defending to the fullest extent possible the rights attendant to the patents, trademarks and licenses. However, it has been the Company's experience that patents offer limited protection because the degree of specialization in its products is so extensive that the patents on them are easily circumvented.

EMPLOYEES: At June 1, 1995, the Company had a total of 257 employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified personnel.

QUASI-REORGANIZATION: During the first quarter of Fiscal 1994, the Company completed significant changes to its operations: (i) reintroduction of substantially all of its product lines into the market after ceasing operations after the FDA shutdown in Fiscal 1992, (ii) consolidation of its manufacturing facilities in Mexico and Parker, Colorado into its Englewood, Colorado facility, (iii) changes in senior management, and (iv) successful completion of the first exchange offer to the Swiss bondholders in which 91% of the bonds were exchanged. Considering these changes, the Company determined that it was appropriate to effect a quasi-reorganization. The quasi-reorganization was approved by the

Board of Directors in June, 1993, and was effective July 3, 1993. See Note 13 to the Consolidated Financial Statements for a discussion of the effects of the quasi-reorganization on the accounts of the Company.

BUSINESS TRANSACTIONS WITH SCHERER HEALTHCARE, INC.: During Fiscal 1994, the Company consummated two related financing transactions to provide the Company with necessary liquidity and to effect an exchange offer for defaulted Swiss Bonds, pursuant to the Omnibus Agreement between the Company and Scherer Healthcare, Inc., dated April 12, 1993.

The Company sold its Arterial Blood Gas product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare, Inc. ("Scherer") for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line at any time on or prior to May 31, 1996, for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The Company granted Scherer warrants to purchase 5,780,000 shares of common stock of the Company at $.75 per share as consideration for the repurchase option. Of these, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable for cash or, if exercised by Scherer or a Scherer affiliate, for common stock of Scherer. Scherer may elect to exercise these options for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

Prior to the above transaction, Scherer had advanced the Company $1,750,000. In consideration for that advance, the Company granted to Scherer warrants to purchase 800,000 shares of the Company's common stock at $.75 per share exercisable until March 31, 1999. The advance was repaid with the proceeds from the sale and leaseback transaction.

During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on these obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. The note is convertible, in whole or in part, at Scherer's option, into Marquest common stock at a value of $.75 per share. In May 1994, Scherer converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock. The Scherer preferred stock is convertible into Scherer common stock.

In three exchange offers during Fiscal 1994, the bondholders exchanged 16,320,000 Swiss Francs in bonds, 96% of the total bonds outstanding, for a combination of Marquest debt, warrants to purchase common stock of the Company, and the convertible preferred stock of Scherer. In the exchange, the Swiss bondholders received (i) cumulative convertible preferred stock of Scherer for 35% of the principal and accrued interest of the tendered bonds;
(ii) unsecurred 8% U.S. dollar denominated notes of the Company maturing March 31, 1999 with an aggregate principal amount of $2,875,000, and (iii) warrants to purchase 165,000 and 1,432,416 shares of Marquest common stock at $.25 and $.75 per share, respectively, exercisable until March 31, 1999.

As a result of the sale of the Arterial Blood Gas product line and the Swiss bond refinancing, Scherer obtained the right to acquire approximately 65% of the outstanding common stock of the Company through the exercise of all warrants and conversion of the note. Also, as a result of the Omnibus Agreement, Scherer acquired the right to, and has elected to, name a majority of the members of the Company's Board of Directors.

ITEM 2.  PROPERTIES

The Company's principal office, which is owned by the Company, is located at 11039 E. Lansing Circle, Meridian Office Park, in Douglas County, Colorado. This facility consists of 88,000 square feet and houses all of the Company's manufacturing activities. The building also houses certain warehousing functions and most administrative functions of the Company. During Fiscal 1995, the Company leased 71,500 square feet of warehouse space in Aurora, Colorado. Effective May 1995, the Company reduced its leased warehouse space to approximately 45,000 square feet. The Company believes its owned and leased facilities are adequate for its operations in the foreseeable future. See Notes 5 and 10 to the Consolidated Financial Statements regarding encumbrances on the Company's manufacturing and office facility.

ITEM 3.  LEGAL PROCEEDINGS

As of April 1, 1995, the Company was involved in various litigation matters. See Note 11 to the Consolidated Financial Statements for a description of current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                             EXECUTIVE OFFICERS

The executive officers of the Company as of June 1, 1995 are listed below:


     NAME AND AGE                           POSITIONS WITH THE COMPANY
     ------------                           --------------------------
Robert P. Scherer, Jr. (62)          Chairman, Chief Executive Officer and
                                     Director of the Company since
                                     February 1995.  Chairman and Chief
                                     Executive of Scherer Scientific, Ltd.
                                     since 1986.  Director of Scherer
                                     Healthcare, Inc., an affiliate of the
                                     Company, since 1977; Chairman and Chief
                                     Executive Officer of Scherer Healthcare,
                                     Inc. since February, 1995.

William J. Thompson (61)             President of the Company since February
                                     1995; Vice Chairman and Chief Operating
                                     Officer of the Company since April 1994;
                                     Director of the Company since August 1993.
                                     President and Chief Operating Officer of
                                     Scherer Healthcare, Inc., an affiliate of
                                     the Company, since August, 1984.

Margaret E. Von der Schmidt (43)     Vice President - Finance of the Company
                                     since February 1994; Secretary of the
                                     Company since February 1995; Director of
                                     Finance of the Company from November 1993
                                     to January 1994. Pursued various business
                                     opportunities and interests from January
                                     1993 to November 1993.  Assistant
                                     Corporate Controller, U S WEST, Inc. (a
                                     telecommunications company), from December
                                     1985 to December 1992.



The officers serve until their successors have been elected and qualified.

                                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS:

On July 1, 1983, the Common Stock of the Company commenced trading in the over-the-counter market and was quoted on the NASDAQ system. On March 20, 1984, the Company's stock was accepted into the National Market System of NASDAQ. Effective October 14, 1994, the Company's Common Stock was included in the Nasdaq SmallCap Market. The Company's Common Stock is quoted under the symbol MMPI. The table below shows, for the period indicated, the range of high and low sales prices for Fiscal 1995 and 1994. All quotations were reported to the Company by the National Association of Securities Dealers and represent actual transactions and not inter-dealer quotations.



YEAR ENDED:                         APRIL 1, 1995            APRIL 2, 1994
                                --------------------     -------------------
                                 HIGH          LOW        HIGH          LOW
                                 ----          ---        ----          ---
First Quarter                   2  1/4        1  5/8     3  3/8        1
Second Quarter                  1  7/8        1  1/16    4  1/8        2  1/4
Third Quarter                   1  1/4           3/8     2  1/2        1  1/8
Fourth Quarter                     5/8           1/4     2  1/2        1  3/8


The closing sale price of the Company's Common Stock on June 14, 1995, as reported on NASDAQ, was $.4375.

As of June 14, 1995, the Company had 482 holders of record of its Common Stock. It is estimated that the total number of holders of the Common Stock is approximately 3,000.

The Company has not paid dividends on its Common Stock in the two most recent fiscal years. Under a Term Loan Agreement dated June 30, 1994, between the Company and Colorado National Bank (the "Bank"), the Company may not, without the prior written consent of the Bank, pay or declare any dividends on its Common Stock. The Company does not anticipate payment of dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA:

All amounts in thousands of dollars except per share amounts.



                                    FISCAL      NINE      THREE      FISCAL     FISCAL     FISCAL
                                     YEAR      MONTHS     MONTHS      YEAR       YEAR       YEAR
                                    ENDED      ENDED      ENDED      ENDED      ENDED      ENDED
                                    APRIL 1,   APRIL 2,   JULY 3,    APRIL 3,  MARCH 28,  MARCH 30,
                                     1995       1994       1993       1993       1992       1991
                                     ----       ----       ----       ----       ----       ----
Net Revenues                        $20,576    $17,139    $ 5,327    $21,935    $30,294    $47,193
Net Earnings/(Loss) from
  Continuing Operations before
  Extraordinary Item                 (3,450)    (2,312)    (1,042)   (18,542)    (6,078)     1,102
Net Earnings/(Loss)                  (3,450)    (2,030)      (336)   (18,338)   (10,100)     1,936

EARNINGS/(LOSS) PER
COMMON SHARE:
  Continuing Operations before
    Extraordinary Item                (0.46)     (0.51)     (0.23)     (4.17)     (1.41)      0.26
  Net Earnings/(Loss)                 (0.46)     (0.45)     (0.07)     (4.12)     (2.34)      0.46

Total Assets                         13,992     16,929     18,366     21,007     40,529     54,177
Long-Term Obligations                 5,961      7,659      6,745        -0-      1,589      2,041
Cash Dividend Declared Per
Common Share                           $.00       $.00       $.00       $.00       $.00       $.00


The substantial decline in net revenues and the related operating results for since Fiscal 1991 is a result of the temporary suspension of the Company's operations by the FDA in the third quarter of Fiscal 1992 and its continuing impact on the Company's operations See Notes 3 and 8 to the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective July 3, 1993, the Company effected a quasi-reorganization as discussed in Note 13 to the Consolidated Financial Statements. The Company has segregated its Consolidated Statements of Operations into the three-month period prior to and the nine-month period subsequent to the quasi-reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                       FOOD AND DRUG ADMINISTRATION

The impact of the United States Food and Drug Administration's ("FDA") action against the Company in August 1991 has had a significant and pervasive effect on the Company.

On August 8, 1991, the United States Attorney's Office for the District of Colorado filed a complaint seeking an injunction against the Company and three of its officers. The complaint alleged that the Company was manufacturing products in violation of the FDA's Current Good Manufacturing Practice Regulations ("GMP"). The complaint also alleged that certain of the devices were misbranded and adulterated for violating other relevant sections of the Federal Food, Drug and Cosmetic Act. On October 1, 1991, the Company and one of the named individual defendants entered into a five-year Consent Decree. The two other individuals originally named in the complaint for injunction were dismissed as defendants.

By letter dated October 8, 1991, the District Director of the FDA's Denver district informed the Company that, pursuant to the Consent Decree of October 1, 1991, the Company's medical device manufacturing operations were not in substantial compliance with GMP. The FDA informed the Company that it, therefore, was not in compliance with the terms of the Consent Decree and ordered the Company to cease all manufacturing and distribution.

Based upon agreements with the FDA in November and December 1991, the Company was allowed to recondition inventories of components, sub-assemblies and finished products which were produced prior to the October 8th shut down. This was done in close cooperation with the FDA by the use of higher sampling levels and tightened acceptable quality limits . The Company's facilities were reinspected by the FDA in December, 1991 and found to have adequate processes in place to insure devices would be manufactured in compliance with GMP. As a result of that inspection, on January 9, 1992, the Company was given authorization to renew its operations, including production and distribution of all products.

The suspension of the Company's domestic operations during late 1991 and early 1992, as a result of the Consent Decree, resulted in the layoff of 350 personnel from the Company's manufacturing work force and created a significant decrease in revenue resulting in cash flow deficits. In order to remain in operation, the Company was forced to sell subsidiaries and other assets to raise sufficient operating funds to sustain ongoing operations. During and after the suspension of operations, the Company incurred substantial expenses and devoted valuable resources to the restart of operations that previously were devoted to research and development projects.

The Denver District Director has noted that the Company has fully cooperated with the FDA in all respects and has maintained constant communication regarding the status of the Company. During the first quarter of Fiscal 1994, the FDA conducted a routine inspection of the Company's Englewood, Colorado manufacturing facilities. The Company was issued an inspection report with only two deficiency observations noted, which were corrected. The results of the inspection also indicated that Marquest had made significant improvements in its systems and procedures. During Fiscal 1995, there were no additional FDA compliance inspections.

                                FINANCIAL CONDITION

TRADE ACCOUNTS RECEIVABLE, NET: The decrease in accounts receivable is due to the lower level of sales in the fourth quarter of Fiscal 1995 versus Fiscal 1994. There have been no significant changes in the composition or aging of receivables or in the sales terms between years.

INVENTORIES, NET: The decrease in inventory from April 2, 1994 reflects management's continued efforts to reduce inventory levels to reduce costs and maximize cash flow.

NOTE FROM RELATED PARTY: The note from related party at April 2, 1994 consisted of an 8% note due from Seabrook Medical, Inc., 10% owned by the Company. This note was paid off during Fiscal 1995.

PROPERTY, PLANT, AND EQUIPMENT: In Fiscal 1995, the Company has included in construction in progress the down payment on three pieces of automation equipment in process of being constructed for the Company at April 1, 1995. The Company sold equipment no longer used in the business with a book value of $175,000.

NOTE PAYABLE TO BANK: During Fiscal 1995, the Company refinanced its Industrial Revenue Bonds which were issued to build the Company's manufacturing facility in Englewood, Colorado. The Bonds were due December 31, 1993, however the bank extended the debt. The Bonds were refinanced by the same bank who held the Bonds. The Company refinanced $1,300,000 of the outstanding $1,389,000.

SWISS DEBT PRINCIPAL: During Fiscal 1994, the holders of 96% of the Company's Swiss Franc denominated bonds exchanged the bonds for cumulative convertible preferred stock of Scherer Healthcare, Inc.; unsecured, 8% U.S. dollar denominated notes of the Company; and warrants to purchase the Company's common stock. The Company has taken no action with respect to the approximately $636,000 principal balance of Swiss bonds which were not tendered for exchange. If such bonds are tendered for redemption, the Company plans to attempt to exchange securities for them in a manner similar to the previous exchanges.

NOTE PAYABLE TO SCHERER: During Fiscal 1995, Scherer Healthcare, Inc. converted $2,500,000 of debt to common equity of the Company. In accordance with the note, Scherer received 3,333,333 shares of common stock at a conversion price of $0.75 per share.

SHAREHOLDERS' EQUITY: During Fiscal 1995, in addition to the debt conversion by Scherer described above, 263,921 warrants held by the former Swiss bondholders were converted to equity at $0.75 per share. In accordance with the warrant agreement, Swiss Notes Payable were used instead of cash.

During the first quarter of Fiscal 1994, the Company completed significant changes to its operations and, at the end of the first quarter, determined that it was appropriate to effect a quasi-reorganization. In accordance with the rules for a quasi-reorganization, the balance sheet amounts were restated to fair values and the accumulated deficit was eliminated against the paid-in-capital accounts. See Note 13 to the Consolidated Financial Statements for a detailed discussion of the entries to effect the quasi-reorganization.

                             RESULTS OF OPERATIONS

FISCAL 1995 VERSUS FISCAL 1994

REVENUE, COST OF SALES AND GROSS PROFIT: Sales decreased 8.4% from Fiscal 1994 to Fiscal 1995. The Company entered the first quarter of Fiscal 1994 with a backorder due to the closing of the Company's manufacturing plant in Nogales, Mexico and its distribution center in Nogales, Arizona. Many of the Company's distributors purchased high levels of product during the fourth quarter of Fiscal 1994, which depressed sales in the first quarter of Fiscal 1995. This purchasing pattern by distributors did not occur in the fourth quarter of Fiscal 1995. During Fiscal 1995, the Company implemented a territorial reorganization of its distributors. This reorganization expanded certain distributors' sales territories and dropped other distributors from the Company's network, resulting in a decrease in sales as not all business to customers of the dropped distributors has been retained by the Company. Sales also decreased in Fiscal 1995 due to a decline in hospital census which the Company's believes is due to the uncertainties surrounding healthcare reform.

The gross margin continued to increase to 24% in Fiscal 1995 from 20% in Fiscal 1994. During Fiscal 1994, the cost of sales and gross margin were negatively impacted by the closing and relocation of the Company's manufacturing and distribution facilities in Mexico, Arizona and Colorado to its principal location in Englewood, Colorado. During Fiscal 1995, the Company reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing process. During Fiscal 1995, the Company produced internally a larger portion of the molded components used in the Company's products than was done in Fiscal 1994. Internally manufactured components are less expensive than the same components purchased from outside vendors.

SALES AND MARKETING EXPENSES: Selling expenses increased 12.5% during 1995. In Fiscal 1994, the Company reduced its sales and marketing management to preserve cash. During Fiscal 1995, the Company strategically hired additional sales and marketing personnel to support the Company's distributor network and refocus its marketing efforts. During Fiscal 1995, the Company increased its spending for trade advertising, sales training, sales tools and attendance at trade shows.

INTEREST INCOME: Interest and other income for Fiscal 1995 declined 77% from Fiscal 1994 primarily due to a $200,000 decrease in the gain on the sale of assets no longer used in the business plus descreases in interest income on the Company's money market account due to lower cash balances and the pay off during Fiscal 1995 of a note receivable on which the Company was earning 8% interest.

INTEREST EXPENSE: Interest expense decreased 37% during Fiscal 1995 due to the conversion by Scherer Healthcare, Inc. of $2,500,000 of debt to equity in the Company in May 1994.

FISCAL 1994 VERSUS FISCAL 1993

At the end of the first quarter of Fiscal 1994, the Company effected a quasi-reorganization as described above. The Company's Consolidated Statement of Operations for Fiscal 1994 has been separated between operations pre- and post-quasi-reorganization. When appropriate for a more complete understanding, the results of operations discussed below for Fiscal 1994 delineates operations in the first quarter separate from the remainder of the year.

REVENUE, COST OF SALES AND GROSS PROFIT: In October 1991, the sale of the Company's products practically ceased due to the actions of the FDA. The sales volume for the remainder of Fiscal 1992 was substantially reduced and remained at reduced levels through Fiscal 1993. Sales volumes in Fiscal 1994 increased 2.4% over Fiscal 1993. The Company has completed its validation process of products and has concentrated its marketing efforts on rebuilding market share.

The volume of the Company's sales in Fiscal 1993 was marginally sufficient to fully absorb and cover the amount of overhead related to the Company's production and the costs of revalidating its products. Validation costs included additional engineering, inspection and quality control costs to ensure compliance with FDA regulations. Smaller production runs resulted in smaller purchasing volumes and lost volume discounts. In addition, the Company was purchasing components that it once manufactured, resulting in increased material costs. During Fiscal 1994, the gross margin was 15% for the first quarter and 22% for the remaining three quarters. The cost of sales and gross margin for the first quarter were impacted by the closing and relocation of the Company's Mexico; Nogales, Arizona; and Parker, Colorado, manufacturing and warehouse facilities to its Englewood, Colorado facility. The relocation caused downtime in the Englewood facility and it had to be modified to accommodate the relocated equipment and manufacturing lines. During Fiscal 1994, the Company began manufacturing a limited number of molded components which were purchased during Fiscal 1993. This manufacturing of components, the efficiencies achieved by the consolidation of manufacturing and warehouse facilities, reductions in personnel and the Company's continued emphasis to improve operations and reduce costs favorably impacted cost of sales and gross margin during Fiscal 1994.

SALES AND MARKETING EXPENSES: Sales expense decreased 31% during Fiscal 1994 from Fiscal 1993 due to restructuring of the sales and marketing function. The reorganization trimmed upper level sales and marketing management to reflect the lower sales levels and focused on the strengthening of the Company's existing distributor network.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses in Fiscal 1993 were high due to the Company's ongoing revalidation and remarketing efforts, as well as its attempts to obtain refinancing. Such efforts resulted in additional consulting fees ($953,000), legal fees ($763,000) and investment banking and advisory fees ($942,000). During Fiscal 1994, general and administrative expenses decreased 54% due to the Company's completion of its product revalidation and the consummation of its successful refinancing as described in Note 12 to the Consolidated Financial Statements.

LOSS ON SALE/DISPOSAL: Fiscal 1993 losses on the sales or disposition of assets can be summarized as follows:


    Diversicare stock                                              $2,494,000
    Parker facility                                                 1,058,000
    Property held for lease                                           350,000
    Disposal of Nogales machinery, equipment and other                252,000
                                                                   ----------
                                                                   $4,154,000
                                                                   ----------
                                                                   ----------

During Fiscal 1994, the Company experienced no losses on the sales of assets.

EXTRAORDINARY ITEM: In the first quarter of Fiscal 1994, the Company exchanged 91% of its Swiss Franc denominated bonds as discussed above, and recorded a gain of approximately $706,000 on the early extinguishment of debt. In the fourth quarter of Fiscal 1994, the Company exchanged an additional 5% of its Swiss bonds and recorded a similar gain on the exchange of approximately $282,000. See Note 12 to the Consolidated Financial Statements for a detailed discussion of the Swiss bond exchange.

                       LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 1995, the Company has incurred continuing losses, and $994,000 of cash was used to fund operations. Liquidity was provided during Fiscal 1995 by cash on hand at the beginning of the fiscal year, obtained primarily from the sale of the Company's Arterial Blood Gas product line to Scherer Healthcare, Inc. during Fiscal 1994. Cash was also provided by proceeds of $245,000 from the sale of assets no longer used in the business and $375,000 of proceeds from the repayment of a note receivable.

At April 1, 1995, the Company had approximately $600,000 of cash on hand. Subsequent to year end, the following events occurred:

(i) The Company sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000;

(ii) During Fiscal 1994, the Company received an assessment of approximately $745,000 for additional taxes and interest from the Internal Revenue Service ("IRS"), as discussed in Note 10 to the Consolidated Financial Statements. In June, 1995, the Company negotiated a repayment plan with the IRS whereby the Company paid $400,000 in June 1995, with the remaining balance due in equal monthly installments over a two-year period. The Company must use best efforts to obtain third-party financing for all or a portion of the remaining balance by January 2, 1996;

(iii) In May, 1995, the Company settled a lawsuit with the former President and former Chairman of the Company as discussed in Note 11 to the Consolidated Financial Statements, whereby the Company agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments through September 1998.

The Company has taken several steps in Fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives to supplement the Company's sales force; (ii) cost reductions in all departments; and (iii) equipment has been ordered which will increase the automation of the Company's manufacturing process.

The Company's planned capital investment during Fiscal 1996 is approximately $720,000 for new molds and betterments to existing molds, and for equipment to automate the Company's manufacturing process. Management believes that approximately $390,000 of this investment can be funded with internally generated funds and the Company has a financing commitment for the remaining $330,000.

Due to the factors discussed above, there remains substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due for the first half of Fiscal 1996 from existing cash on hand at April 1, 1995. Thereafter, the viability of the Company will be dependent on increasing operating income and, if necessary, the successful completion of external financing arrangements, which the Company is currently negotiating. However, there can be no assurance that external financing will be available to meet operating requirements as needed by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Public Accountants.............................Page 16

   Consolidated Balance Sheets..........................................Page 17

   Consolidated Statements of Operations................................Page 19

   Consolidated Statements of Shareholders' Equity......................Page 21

   Consolidated Statements of Cash Flow.................................Page 22

   Notes to Consolidated Financial Statements...........................Page 26

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

   Report of Independent Public Accountants on Schedule.................Page 41

   Schedule II - Valuation and Qualifying Accounts......................Page 42


                                   15

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Marquest Medical Products, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MARQUEST MEDICAL PRODUCTS, INC. (a Colorado corporation) and subsidiaries as of April 1, 1995 and April 2, 1994 (post quasi-reorganization), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal year ended April 1, 1995 and the nine months ended April 2, 1994 (post quasi-reorganization--Note 13), and for the three months ended July 3, 1993, and the fiscal year ended April 3, 1993 (pre quasi-reorganization). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marquest Medical Products, Inc. and subsidiaries as of April 1, 1995 and April 2, 1994 (post quasi-reorganization) and the results of their operations and their cash flows for the fiscal year ended April 1, 1995 and the nine months ended April 2, 1994 (post quasi-reorganization) and for the three months ended July 3, 1993 and the fiscal year ended April 3, 1993 (pre quasi-reorganization), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Consolidated Financial Statements, the Company has incurred continuing losses during the fiscal year ended April 1, 1995. Operations continue to use cash and subsequent to year end, the Internal Revenue Service required partial payment of taxes due (Note 10). During Fiscal 1995, the Company completed several transactions to improve its cash requirements. First, the Company refinanced its Industrial Revenue Bonds with a ten-year agreement due in monthly installments through June 2004 (Note 5). Second, the beneficial owner of the Company converted $2,500,000 of notes due from the Company into 3,333,333 shares of the Company's common stock (Note 12). The Company has taken several further steps in Fiscal 1996 to preserve cash and increase profitability on sales as discussed in Note 3. Nevertheless, there remains substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                     ARTHUR ANDERSEN LLP


Denver, Colorado,
   June 30, 1995.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (THOUSANDS OF DOLLARS)


                                      ASSETS

                                                                                        APRIL 1,            APRIL 2,
                                                                                          1995                1994
                                                                                        --------            --------
CURRENT ASSETS
  Cash and cash equivalents                                                             $    562            $   1,662
  Trade accounts receivable, less allowances for
    doubtful accounts of $132 and $178, respectively                                       2,847                3,075
  Notes and other receivables                                                               --                     74
  Current portion of note from related party                                                --                    300
  Inventories                                                                              2,610                2,955
  Prepaid items                                                                              260                  212
                                                                                        --------             --------

      Total current assets                                                                 6,279                8,278

NOTE FROM RELATED PARTY                                                                     --                     75

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                     1,265                1,265
  Buildings                                                                                4,976                4,976
  Machinery and equipment                                                                  8,364                8,920
  Other                                                                                    2,573                2,404
  Construction in progress                                                                   220                  --
                                                                                        --------             --------

                                                                                          17,398               17,565
  Less accumulated depreciation                                                           (9,727)              (9,021)
                                                                                        --------             --------

    Net property, plant and equipment                                                      7,671                8,544

OTHER ASSETS                                                                                  42                   32
                                                                                        --------             --------
                                                                                        $ 13,992             $ 16,929
                                                                                        --------             --------
                                                                                        --------             --------


                   The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       APRIL 1,              APRIL 2,
                                                                                         1995                 1994
                                                                                       --------              --------
CURRENT LIABILITIES
  Accounts payable                                                                      $  1,220            $   1,260
  Accrued liabilities                                                                      3,622                3,355
  Payable to related party                                                                   683                  375
  Swiss debt principal and interest                                                          813                  599
  Notes payable                                                                              220                 --
  Current maturities of long-term debt                                                        93                1,389
  Current maturities of capital lease obligation                                             141                  125
                                                                                        --------             --------

    Total current liabilities                                                              6,792                7,103

CAPITAL LEASE OBLIGATION                                                                     291                  432

NOTE PAYABLE TO SCHERER                                                                    1,852                4,352

NOTE PAYABLE TO BANK                                                                       1,141                 --

SWISS NOTES PAYABLE                                                                        2,677                2,875

OTHER LONG-TERM LIABILITIES                                                                 --                    176
                                                                                        --------             --------

    Total liabilities                                                                     12,753               14,938
                                                                                        --------             --------

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 7, 10 and 11)

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 50,000,000 and 20,000,000
    shares authorized; 8,102,720 and 4,505,466 shares
    issued and outstanding, respectively                                                   6,177                3,459
  Warrants                                                                                   612                  632
  Retained earnings (deficit) ($20,434 of retained
    deficit eliminated at July 3, 1993 relating to the
    quasi-reorganization)                                                                 (5,480)              (2,030)
  Treasury stock, 20,840 shares                                                              (70)                 (70)
                                                                                        --------             --------

    Total shareholders' equity (deficit)                                                   1,239                1,991
                                                                                        --------             --------

                                                                                        $ 13,992             $ 16,929
                                                                                        --------             --------
                                                                                        --------             --------

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

                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                     (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                              FISCAL          NINE         THREE        FISCAL
                                               YEAR          MONTHS        MONTHS        YEAR
                                              ENDED          ENDED         ENDED        ENDED
                                             APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                              1995           1994           1993         1993
                                            --------        --------       -------     --------
                                                                       (PRE QUASI-REORGANIZATION)
NET REVENUES                                 $   20,576    $   17,139     $   5,327    $  21,935
COST OF SALES                                   (15,666)      (13,448)       (4,513)     (21,790)
                                             ----------    ----------     ---------      -------

GROSS PROFIT                                      4,910         3,691           814          145
COSTS AND EXPENSES
  Sales and marketing                            (4,323)       (2,872)         (969)      (5,593)
  General and administrative                     (3,193)       (2,276)         (941)      (7,000)
  Research and development                         (140)          (87)          (39)        (370)
  Loss on disposition of assets                    --            --             --        (1,660)
                                             ----------    ----------     ---------      -------

OPERATING LOSS                                   (2,746)       (1,544)       (1,135)     (14,478)

OTHER INCOME (EXPENSES)
  Sale of Diversicare stock                        --            --             --        (2,494)
  Equity in losses of investees                    --            --             --          (240)
  Interest, dividend & other income                 113           340           159          171
  Interest expense                                 (626)         (911)          (81)      (1,317)
  Other expense                                     (27)            5            (5)        (103)
  Foreign exchange gain (loss)                     (164)         (202)           20          (81)
                                             ----------    ----------     ---------      -------

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                                   (3,450)       (2,312)       (1,042)     (18,542)
INCOME TAXES                                       --            --             --          --
                                             ----------    ----------     ---------      -------

NET LOSS FROM CONTINUING
  OPERATIONS                                     (3,450)       (2,312)       (1,042)     (18,542)
DISCONTINUED OPERATIONS                            --            --             --           204
                                             ----------    ----------     ---------      -------

LOSS BEFORE EXTRAORDINARY
  ITEM                                           (3,450)       (2,312)       (1,042)     (18,338)
EXTRAORDINARY ITEM                                 --             282           706         --
                                             ----------    ----------     ---------      -------
NET LOSS                                    $   (3,450)    $   (2,030)    $    (336)    $(18,338)
                                             ----------    ----------     ---------      -------
                                             ----------    ----------     ---------      -------


                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued on next page)
                (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              FISCAL          NINE         THREE        FISCAL
                                               YEAR          MONTHS        MONTHS        YEAR
                                              ENDED          ENDED         ENDED        ENDED
                                             APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                              1995           1994           1993         1993
                                            --------        --------       -------     --------
                                                                       (PRE QUASI-REORGANIZATION)
(Continued from previous page)

EARNINGS (LOSS) PER
  COMMON SHARE:
  Continuing operations                       $   (0.46)   $    (0.51)    $   (0.23)   $   (4.17)
  Disposal of discontinued
    operations                                    --             --            --           0.05
                                             ----------    ----------     ---------    ---------
  Before extraordinary item                       (0.46)        (0.51)        (0.23)       (4.12)
  Extraordinary item                               --            0.06          0.16         --
                                             ----------    ----------     ---------    ---------
  Net loss                                   $    (0.46)   $    (0.45)    $   (0.07)   $   (4.12)
                                             ----------    ----------     ---------    ---------
                                             ----------    ----------     ---------    ---------
  Weighted average number of
    common shares outstanding
    during the period                         7,483,612     4,484,626     4,466,907    4,445,734
                                             ----------    ----------     ---------    ---------
                                             ----------    ----------     ---------    ---------


                    The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                                MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)



                                      Common Stock            Retained           Treasury Stock
                                  --------------------        Earnings/        -------------------
                                  Shares        Amount        (Deficit)        Shares       Amount        Warrants
                                  ------       --------       ---------        ------      --------       --------
BALANCE, March 28, 1992         4,453,194      $19,706         ($1,760)       (23,436)      ($141)        $  --

Net loss                            --            --           (18,338)          --           --             --
Stock issuances--
  Options exercised                 8,500           54            --             --           --             --
  Stock purchase plan              12,838           55            --             --           --             --
  Sale of treasury stock            --            --              --            2,596          16            --
                                ---------      -------         -------        -------      ------         -------
BALANCE, April 3, 1993          4,474,532       19,815         (20,098)       (20,840)       (125)           --

Net loss, 3 months ended 7/3/93     --            --              (336)          --           --             --
Stock issuances--
  Options exercised                30,000           23           --              --           --             --
  Stock purchase plan                 934            1           --              --           --             --
Warrants issued--
  Scherer Healthcare (Note 12)      --            --             --              --           --            3,290
  Swiss Bond exchange (Note 12)     --            --             --              --           --              714
Quasi-reorganization  (effective
    7/3/93)                         --         (17,125)         20,434           --            55          (3,456)
                                ---------      -------         -------        -------      ------         -------
Post quasi-reorganization
  balances                      4,505,466        2,714           --           (20,840)        (70)          548

Net loss, 9 months ended 4/2/94     --            --            (2,030)         --            --             --
Refund of income taxes related
  to periods prior to quasi-
  reorganization (Note 13)          --             745           --             --            --             --
Warrants issued -- Swiss Bond
  exchange (Note 12)                --            --             --             --            --              84
                                ---------      -------         -------        -------      -------        -------
BALANCE, April 2, 1994          4,505,466        3,459          (2,030)       (20,840)        (70)           632

Net loss                            --            --            (3,450)         --            --             --
Stock issuances --
  Conversion of debt            3,333,333        2,500           --             --            --             --
  Warrants exercised              263,921          218           --             --            --             (20)
                                ---------      -------         -------        -------      --------       -------
BALANCE, April 1, 1995          8,102,720      $ 6,177         ($5,480)        20,840        ($70)        $  612
                                ---------      -------         -------        -------      --------       -------
                                ---------      -------         -------        -------      --------       -------



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

                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (THOUSANDS OF DOLLARS)



                                                FISCAL          NINE         THREE        FISCAL
                                                 YEAR          MONTHS        MONTHS        YEAR
                                                ENDED          ENDED         ENDED        ENDED
                                               APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                                1995           1994           1993         1993
                                              --------        --------       -------     --------
                                                                         (PRE QUASI-REORGANIZATION)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                   $    (3,450)   $    (2,030)   $    (336)   $    (18,338)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
  Depreciation and amortization                    1,364          1,236          607           2,847
  Equity loss/impairment of investees              --             --            --               240
  Provision for losses on accounts receivable         21            (62)          15             (70)
  Extraordinary gain from early extinguish-
   ment of debt                                    --              (282)        (706)           --
  (Gain)/loss on sale of assets                      (70)          (219)         (50)          4,154
  (Gain)/loss on foreign currency translation        164            202          (20)             81
  Income tax refund                                --               745         --              --
  Increase (decrease) in operating assets and
    liabilities-
     Trade accounts receivable                       207           (279)        (800)            626
     Income taxes receivable                       --              --           --             1,399
     Notes and other receivables                      74            145          212              (7)
     Inventories and prepaid items                   297            392         (276)            952
     Other assets                                    (10)            57          (30)            484
     Accounts payable, accrued expenses and
      payable to related parties                     535           (146)      (1,571)             85
     Other long term liabilities                    (176)          (463)        --              --
     Accrued interest on Swiss bonds                  50             68            6            --
                                              ----------     ----------     ---------        -------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $     (994)    $     (636)    $ (2,949)        $(7,547)
                                              ----------     ----------     ---------        -------

(Continued on next page)

                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (THOUSANDS OF DOLLARS)



                                                FISCAL          NINE         THREE        FISCAL
                                                 YEAR          MONTHS        MONTHS        YEAR
                                                ENDED          ENDED         ENDED        ENDED
                                               APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                                1995           1994           1993         1993
                                              --------        --------       -------     --------
                                                                         (PRE QUASI-REORGANIZATION)
(Continued from previous page)

CASH FLOW FROM INVESTING ACTIVITIES
 Decrease in short-term investments           $    --        $    --        $    --         $    494
 Proceeds received on notes from related
  party                                              375            225          --              --
 Purchases of equipment                             (666)        (1,192)         (458)        (1,023)
 Proceeds from sale of discontinued
  operations                                       --             --             --              285
 Proceeds from disposition of assets                 245            224           468          4,127
 Proceeds from sale of long-term investments       --             --             --            3,006
                                              ----------     ----------     ---------        -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                (46)          (743)           10          6,889
                                              ----------     ----------     ---------        -------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from notes payable                         220          --            1,750           --
 Payments on note payable                         --              --           (1,750)          (800)
 Proceeds from sale of ABG product line           --              --            4,500           --
 Principal payments on borrowings                   (280)           (34)          (67)          (400)
 Issuance of common stock                         --              --               24            109
 Proceeds from capital lease                      --                591          --             --
 Sale of treasury stock                           --              --             --               16
                                              ----------     ----------     ---------        -------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                (60)           557         4,457         (1,075)
                                              ----------     ----------     ---------        -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (1,100)          (822)        1,518         (1,733)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               1,662          2,484           966          2,699
                                              ----------     ----------     ---------        -------
CASH AND  CASH EQUIVALENTS.
  END OF PERIOD                               $      562     $    1,662     $   2,484       $    966
                                              ----------     ----------     ---------        -------
                                              ----------     ----------     ---------        -------


(Continued on next page)

                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (THOUSANDS OF DOLLARS)



                                                FISCAL          NINE         THREE        FISCAL
                                                 YEAR          MONTHS        MONTHS        YEAR
                                                ENDED          ENDED         ENDED        ENDED
                                               APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                                1995           1994           1993         1993
                                              --------        --------       -------     --------
                                                                         (PRE QUASI-REORGANIZATION)
(Continued from previous page)

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
   Interest                                   $      445     $      374     $   --          $    291
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
   Income taxes                               $    --        $    --        $   --          $     62
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
NONCASH INVESTING AND FINANCING
 TRANSACTIONS-
  Debt forgiven in exchange for investment    $    --        $    --        $   --          $    185
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
  Refinancing of Swiss debt-
   Warrants issued                            $    --        $       84     $     714       $  --
   Notes issued                                    --               482         6,745          --
   Prospective interest on notes                   --             --            3,246          --
                                              ----------     ----------     ---------       --------
                                              $    --        $      566     $  10,705       $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
  Sale leaseback of ABG product line-
   Warrants issued                            $    --        $    --        $   3,290       $  --
   Net book value of ABG assets                    --             --              245          --
   Deferred gain                                   --             --              965          --
                                              ----------     ----------     ---------       --------
                                              $    --        $    --        $   4,500       $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
  Quasi-reorganization-
   Prospective interest on notes              $    --        $    --        $  (3,226)      $  --
   Deferred gain                                   --             --             (965)         --
   Goodwill                                        --             --            4,283          --
   Retained deficit                                --             --           20,434          --
   Common stock                                    --             --          (17,125)         --
   Warrants                                        --             --           (3,456)         --
   Treasury stock                                  --             --               55          --
                                              ----------     ----------     ---------       --------
                                              $    --        $    --        $   --          $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------

(Continued on next page)

                                   MARQUEST MEDICAL PRODUCTS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (THOUSANDS OF DOLLARS)



                                                FISCAL          NINE         THREE        FISCAL
                                                 YEAR          MONTHS        MONTHS        YEAR
                                                ENDED          ENDED         ENDED        ENDED
                                               APRIL 1,       APRIL 2,       JULY 3,     APRIL 3,
                                                1995           1994           1993         1993
                                              --------        --------       -------     --------
                                                                         (PRE QUASI-REORGANIZATION)
(Continued from previous page)

 Debt conversion-
  Note payable converted                      $   (2,500)    $    --        $   --          $  --
  Common stock issued                              2,500          --            --             --
                                              ----------     ----------     ---------       --------
                                              $    --        $    --        $   --          $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
 Refinancing of Industrial Revenue Bonds-
  Bonds retired                               $   (1,300)    $    --        $   --          $  --
  Note payable issued to bank                      1,300          --            --             --
                                              ----------     ----------     ---------       --------
                                              $    --        $    --        $   --          $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------
 Warrants-
  Warrants exercised                          $      (20)    $    --        $    --         $  --
  Common stock issued                                218          --             --            --
  Swiss notes retired                               (198)         --             --            --
                                              ----------     ----------     ---------       --------
                                              $    --        $    --        $   --          $  --
                                              ----------     ----------     ---------       --------
                                              ----------     ----------     ---------       --------

                The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

Marquest Medical Products, Inc. (the "Company") was incorporated in Colorado on March 28, 1979, for the purpose of developing, manufacturing and distributing medical and related products and services. The Company operates in the United States and has one line of business - it manufactures and distributes medical devices and equipment to the healthcare provider sector. During Fiscal 1995, 1994, and 1993, the Company had one distributor, Tri-Anim Health Services, Inc. of Sylmar, California, who accounted for 19%, 18%, and 16%, respectively, of the Company's sales. The Company's fiscal year ends on the Saturday closest to March 31.

The Company's export sales for the latest three fiscal years are presented in the table below. Profits on export sales have been comparable to those associated with domestic sales.


                                                                                ($000)
                                                                 ----------------------------------
                                                                 FY 1995       FY 1994      FY 1993
                                                                 -------       -------      -------
Sales by geographic location:
   United States and Canada                                      $16,023       $18,262      $18,522
                                                                 -------       -------      -------
                                                                 -------       -------      -------
   Export Sales:
      Europe                                                     $2,538        $2,251       $1,965
      Pacific Rim                                                 1,458         1,647        1,167
      Puerto Rico                                                   352           306          205
      Other                                                         205           --            76
                                                                 -------       -------       ------
                                                                  $4,553        $4,204       $3,413
                                                                 -------       -------       ------
                                                                 -------       -------       ------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUASI-REORGANIZATION. On June 11, 1993, the Company's Board of Directors approved quasi-reorganization procedures which were effective July 3, 1993, the end of the Company's first quarter of Fiscal 1994. The Company has segregated its Consolidated Statements of Operations and Cash Flows for Fiscal 1994 into the three-month period prior to and the nine-month period subsequent to the quasi-reorganization.

PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION. Revenue is recognized at the time the product is shipped.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Work in process and finished goods include material costs, labor and manufacturing overhead. The Company has expensed all inventories that cannot be used in the Company's operations.

                                MARQUEST MEDICAL PRODUCTS, INC.
                                        AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories consist of the following:


                                                                                ($000)
                                                                  ---------------------------------------
                                                                  APRIL 1, 1995             APRIL 2, 1994
                                                                 --------------             -------------
          Raw materials                                               $1,530                    $1,372
          Work in process                                                203                       236
          Finished goods                                                 877                     1,347
                                                                      ------                    ------
                                                                      $2,610                    $2,955
                                                                      ------                    ------
                                                                      ------                    ------

FOREIGN CURRENCY EXCHANGE GAIN/(LOSS). The Company had SFr 720,000, 720,000 and 17,040,000 of Swiss Franc denominated bonds outstanding at April 1,1995, April 2, 1994 and April 3, 1993, respectively. The foreign currency gain/(loss) is the result of the difference in the exchange rate between the Swiss Franc and the U.S. Dollar at the beginning and end of the related period for Swiss Francs outstanding during the period. The annual interest payments on the bonds are accrued and recorded as interest expense with the appropriate adjustments made to reflect the current exchange rate.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at acquisition cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

                       Buildings                                                    50 years
                       Machinery and equipment                                      3 to 10 years
                       Other                                                        3 to 8 years

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized and depreciated.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures for the creation and application of new products and processes are expensed as incurred.

INCOME TAXES. As discussed in Note 10, effective April 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities, as measured by the statutory tax rates in effect when such differences are expected to reverse. SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (see Note 10).

GOODWILL. The difference between direct costs of acquisitions accounted for by the purchase method and the estimated fair value of the net assets of acquired companies is recorded as goodwill and amortized over the remaining useful life. The Company periodically assesses the realizability of its
recorded goodwill and makes any appropriate adjustments.    During Fiscal
1994, as part of the quasi-reorganization discussed in Note 13, the Company reduced the remaining goodwill at July 3, 1993 of $4,283,000 to zero.

                               MARQUEST MEDICAL PRODUCTS, INC.
                                        AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER COMMON SHARE. Earnings per common share is based on the weighted average number of common and common stock equivalent shares outstanding during each period. Common stock equivalent shares were anti-dilutive in Fiscal 1995, 1994 and 1993 and are therefore excluded from the computation.

CONSOLIDATED STATEMENTS OF CASH FLOWS. For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

3.  BASIS OF PRESENTATION:

The Company's Consolidated Financial Statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The conditions and uncertainty associated with this basis of presentation, as well as management's plans concerning these matters, are described in the following paragraphs.

FDA ACTIONS. The Company is subject to oversight and regulation by the U.S. Food and Drug Administration ("FDA") for substantially all of its manufactured products. On August 8, 1991 the Company was named in a civil complaint filed by the FDA alleging that the Company violated Good Manufacturing Practices ("GMP") and other FDA regulations. This dispute was resolved through the execution of a consent decree by the Company on October 1, 1991.

The consent decree provided for a series of inspections on the part of the FDA in the Company's U.S. manufacturing facilities. Following the first of these inspections, the Company was directed on October 8, 1991, to suspend its U. S. manufacturing and distribution operations until certain issues had been resolved to the satisfaction of the FDA. This suspension lasted until January 9, 1992 and had a significant impact on the operations of the Company.

During Fiscal 1993, the Company's operations continued to be impacted by significantly lower sales volumes and higher operating costs as products were revalidated in accordance with GMP and reintroduced to the market. During Fiscal 1994, the Company completed the revalidation of its products, and in July, 1993, the FDA completed a routine inspection of the Company's compliance with the FDA's GMP. The results of the inspection indicated that the Company had made significant improvements in its systems and procedures. The Company was issued an inspection report with only two deficiency observations noted, which were corrected. During Fiscal 1995, there were no FDA compliance inspections.

FINANCING. During Fiscal 1995, the Company refinanced its Industrial Revenue Bonds to a 10-year Term Loan Agreement due in monthly installments through June 2004 (See Note 5 to the Consolidated Financial Statements). Also during Fiscal 1995, Scherer Healthcare, Inc. elected to convert $2,500,000 of its Marquest debt to Marquest common stock.

OPERATIONS. Cash used in operations has decreased from $7,547,000 in Fiscal 1993 and $3,585,000 in Fiscal 1994 to $994,000 in Fiscal 1995. Liquidity was provided during Fiscal 1995 by cash on hand at the beginning of the fiscal year, obtained primarily from the sale of the Company's Arterial Blood Gas product line to Scherer Healthcare, Inc. during Fiscal 1994.

At April l, 1995, the Company had approximately $600,000 of cash on hand. Subsequent to year end, the following events occurred:

(i) The Company sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000;

                      MARQUEST MEDICAL PRODUCTS, INC.
                             AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) During Fiscal 1995, the Company received an assessment of approximately $745,000 for additional taxes plus interest from the Internal Revenue Service ("IRS"), as discussed in Note 10 to the Consolidated Financial Statements.
In June 1995, the Company negotiated a repayment plan with the IRS whereby the Company paid $400,000 in June 1995, with the remaining balance due in equal monthly installments of approximately $20,000 over a two-year period. The Company must use best efforts to obtain third-party financing for all or a portion of the remaining balance by January 2, 1996; and

(iii) In May 1995, the Company settled a lawsuit with the former President and former Chairman of the Company as discussed in Note 11 to the Consolidated Financial Statements, whereby the Company agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments through September 1998.

The Company has taken several steps in Fiscal 1996 to preserve cash and increase the gross margin on its sales: (i) independent manufacturer's representatives have been added to supplement the Company's sales force; (ii) effective in the first quarter of 1996, the Company has increased prices of its products; (iii) operating expenses in all departments have been reduced; and (iv) equipment has been ordered which will further automate the Company's manufacturing process. The Company has a financing commitment to fund $330,000 for the capital investment in automation equipment.

Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due for the first half of Fiscal 1996 from improving profitability as discussed above and existing cash on hand at April 1, 1995. Thereafter, the viability of the Company will be dependent on increasing profitability and, if necessary, the successful completion of external financing arrangements, which the Company is currently negotiating. However, there can be no assurance that external financing will be available to meet operating requirements as needed by the Company. Nevertheless, there remains doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  INVESTMENTS:

SEABROOK MEDICAL SYSTEMS, INC. In Fiscal 1991 the Company acquired 10% of the issued and outstanding Class A and Class B common shares of Seabrook Medical Systems, Inc. ("Seabrook"). As part of this transaction, the Company entered into a private label distribution agreement with Seabrook that gave the Company worldwide distribution rights of certain products for a period of five years. In exchange for the 10% ownership interest, a private label distribution agreement and a license agreement to manufacture those same products, the Company paid approximately $608,000 in cash and agreed to loan Seabrook an additional $600,000 at an interest rate of 8% per annum. In
Fiscal 1993, the Company determined that these products no longer played a part in its strategic direction and wrote off its remaining investment of $368,000. The note was paid off by Seabrook during Fiscal 1995. Subsequent to year end the Company sold its 10% investment back to Seabrook for $200,000.

INVESTMENT IN SUBSIDIARY. In Fiscal 1993, the Company sold its investment in a subsidiary in exchange for a $300,000 note receivable. During Fiscal 1994, $100,000 was received and a reserve was established for the remainder of the receivable.

DIVERSICARE, INC. The Company acquired 343,750 shares of common stock of Diversicare, Inc. in February, 1992 as part of the sale of the Company's Home Healthcare Division. At that time, due to certain restrictions and put and call provisions, it was the Company's intent to hold the stock until it could be realized at $16 per share.

During Fiscal 1992, the Company became critically short of cash. Product validation costs and remarketing costs in excess of those previously anticipated had resulted in significant liquidity problems. As a result, the Company's

                    MARQUEST MEDICAL PRODUCTS, INC.
                             AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management determined that sales of nonoperating assets were required to fund operations. The nonmarketable nature of the Diversicare, Inc. stock and the Company's critical need for cash resulted in the Company accepting a significant discount from the carrying amount of the stock to provide needed cash for operations. Accordingly, in Fiscal 1993, the Company entered into an agreement to sell the common stock for approximately $3,000,000 and recorded a loss of approximately $2,494,000.

PROPERTY HELD FOR LEASE. As a result of a plant consolidation in Fiscal 1989, certain real property owned by the Company had been leased to a third party. Prior to Fiscal 1994, the Company had recorded $350,000 in writedowns to this investment. During Fiscal 1994, the Company sold the property and recorded a $50,000 gain on the sale.

5.  DEBT:


                                                                                      ($000)
                                                                        ---------------------------------------
                                                                        APRIL 1, 1995             APRIL 2, 1994
                                                                       --------------             -------------
Long-term debt consists of the following:

Swiss Bonds, 720,000 Swiss Francs outstanding at April 1, 1995 and
April 2, 1994, interest payable annually on March 11 at a rate of
6%, increased to 9% effective March 12, 1992; due March 11, 1994;
unsecured; including $176,000 and $94,000 accrued interest,
respectively. (See Notes 3 and 12)                                       $    813                     $   599

Douglas County Industrial Revenue Bonds, payable in quarterly principal installments of $66,666, plus interest at 75% of the bank's prime rate but not less than 7.5% (effective rate of 7.5%);
with the remaining principal balance of $1,389,488 due and payable on December 31, 1993; collateralized by real property, inventory and
accounts receivable.                                                        --                          1,389

Note payable to Scherer; 8% interest due semi-annually; due March
31, 1999; unsecured; convertible into 2,468,000 and 5,802,000
shares, respectively, of Marquest common stock. (See Note 12)                1,852                      4,352

Swiss notes payable; 8% interest due semi-annually, due March 31,
1999, unsecured; denominated in U.S. dollars.  (See Note 12.)                2,677                      2,875

Note payable to bank; interest rate floats annually, currently 7.75%;
interest and principal due in monthly installments until June 2004;
secured by property, inventory and accounts receivable                       1,234                       --

Notes payable; 18% interest payable monthly; due in fiscal 1996;
secured by a letter of credit from a bank                                      220                       --
                                                                            ------                    ------
                                                                             6,796                     9,215
Less current maturities                                                      1,126                     1,988
                                                                            ------                    ------
Long-term debt                                                              $5,670                    $7,227
                                                                            ------                    ------
                                                                            ------                    ------

                               MARQUEST MEDICAL PRODUCTS, INC.
                                       AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of long-term debt for the next five fiscal years are as follows: 1996 - $1,126,000; 1997 - $103,000; 1998 - $112,000; 1999 -
$4,651,000; 2000 - $132,000; thereafter - $670,000.

SWISS BONDS. On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds in Fiscal 1993. During Fiscal 1994, the Company refinanced a significant portion of the Swiss bonds outstanding (see Note 12). The Swiss bonds outstanding at April 1, 1995, including the accrued interest on these bonds, have been classified as current maturities of long-term debt.

NOTE PAYABLE TO BANK/INDUSTRIAL REVENUE BONDS. The Industrial Revenue Bonds (the "Bonds"), which were due on December 31, 1993, were refinanced in Fiscal 1995 with a term loan from the same bank holding the Bonds. The Term Loan Agreement dated June 30, 1994, between the Company and Colorado National Bank (the "Bank"), imposes certain conditions and financial covenants on the Company. At April l, 1995, the Company was not in compliance with covenants requiring a specified current ratio and ratio of total liabilities to tangible net worth. The Company was also not in compliance with a covenant that the Company will pay and discharge all claims which might become a lien on the Company's property (see Note 10). The Bank has subsequently waived the requirement of compliance with these covenants.

Also, pursuant to the Term Loan Agreement, the Company cannot, without the written prior approval of the Bank, (1) make any expenditures for capital assets in excess of $1 million in any fiscal year subsequent to April l, 1995 and (2) pay or declare any dividends or purchase, redeem or otherwise acquire any of its capital stock, or make any other distribution of any property to any of its shareholders.

NOTE PAYABLE TO SCHERER. The note payable to Scherer was issued during Fiscal 1994 to purchase Scherer's preferred stock which was used in connection with exchange offers for the Company's defaulted Swiss Bonds (see
Note 12).The Company has not made its semi-annual interest payment to Scherer since September 30, 1993, due to the Company's cash flow deficit. Scherer has waived this event of noncompliance. The total interest accrued on the note payable is $347,000 at April l, 1995.

NOTES PAYABLE. At April 1, 1995, the Company has three notes payable outstanding to a leasing company, aggregating $220,000. These notes represent the down payments funded by the leasing company on three pieces of equipment which are being constructed for the Company. The notes are recorded as current liabilities as the notes will be paid by the execution of long-term capital leases upon delivery and acceptance of the equipment by the Company during Fiscal 1996. The notes bear interest at 18% which is paid monthly. The remaining amount of the capital equipment to be funded by the leasing company will be approximately $330,000.


6.  INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN AND WARRANTS:


STOCK OPTION PLAN. The Company has an Incentive and Non-Qualified Stock Option Plan for executives and key employees, which is administered by the Compensation Committee of the Board of Directors. Shares approved for the plan total 1,250,000, of which 633,400 are available for grant at April 1, 1995. At April 1, 1995, 299,026 options are vested. Options expire seven years from the date of the grant.

                       MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the stock option plan for the years ended April 1, 1995, April 2, 1994 and April 3, 1993 is as follows:


                                                                                                      EXERCISE
                                                                                      SHARES        PRICE RANGE
                                                                                     --------      -------------

Outstanding, March 28, 1992                                                           395,202      $5.50 - $8.87
         Granted                                                                      186,000      $3.94 - $9.25
         Exercised                                                                    (8,500)      $5.75 - $6.63
         Canceled                                                                   (114,168)      $5.50 - $8.87
                                                                                     -------
Outstanding, April 3, 1993                                                            458,534      $3.94 - $9.25
         Granted                                                                      548,500      $0.75 - $2.00
         Exercised                                                                   (30,000)      $0.75
         Canceled                                                                   (497,534)      $2.00 - $9.25
                                                                                     -------
Outstanding, April 2, 1994                                                            479,500      $1.38 - $2.00
         Granted                                                                       32,000      $1.625
         Exercised                                                                        --
         Canceled                                                                   (172,173)      $1.38-- $2.00
                                                                                     -------
Outstanding, April 1,1995                                                             339,327      $1.38 - $2.00


STOCK PURCHASE PLAN. During Fiscal 1990, shareholders approved the adoption of an Employee Stock Purchase Plan to benefit all full-time, permanent employees of the Company with more than one year of service. The shares approved for the 1990 Plan totaled 500,000. During Fiscal 1994, 1993 and 1992, shares in the amount of 934, 12,838 and 12,317, respectively, were issued under this plan. During Fiscal 1994, the Board of Directors terminated the Employee Stock Purchase Plan.

COMMON STOCK PURCHASE RIGHTS. On August 18, 1991, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on August 20, 1991 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one-half of a share (a "Unit") of Common Stock at a purchase price of $25.00 per Unit, subject to adjustment.

The Rights are attached to all Common Stock certificates representing shares outstanding, and no separate Rights Certificates have been distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur so that the Rights become exercisable no later than ten business days following (1) the public announcement that a person or group (other than Scherer Healthcare, Inc.) has acquired, or obtained the right to acquire, 15% or more of the Company's outstanding shares or (2) the commencement of a tender or exchange offer that would result in a person or entity (other than Scherer Healthcare, Inc.) owning 15% or more of the Company's outstanding Common Stock. In the event that 15% or more of the stock is actually held by a person or group, each right not owned by such person or group allows the holder to buy $50.00 worth of the Company's Common Stock, based on the then-current market price, for $25.00. The Company can redeem the rights at any time until 10 days following the above events at a price of $.01 per Right. The Rights are not exercisable until the Distribution Date and will expire at the close of business on August 20, 2001.

                     MARQUEST MEDICAL PRODUCTS, INC.
                             AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total number of the Company's common shares which may be issued upon exercise of existing stock options and warrants, or conversion of debt.


                                                                                       FULLY DILUTED
                                                                                       PERCENTAGE
                                                                      SHARES           OWNERSHIP
                                                                   -----------         --------------
Shares outstanding at April 1, 1995                                  8,102,720             42.60%
Stock options outstanding at April 1, 1995 pursuant to the
Company's Incentive and Non-Qualified Stock Option Plan                339,327              1.78%

Stock options issued to consultant, exercisable at $0.75
per share until August 26, 2002                                         50,000                .26%

Warrants issued in connection with a Fiscal 1993 sale and
leaseback of certain real estate; exercisable at $1.50 per
share until December 21, 1997                                          138,833                .73%

Warrants issued in connection with a Fiscal 1993 lease
termination, exercisable at $4.00 per share until
September 30, 1997                                                      10,000                .05%

Warrants issued to the Swiss bondholders:
 Exercisable at $.75 per share until March 31, 1999                  1,168,495
 Exercisable at $.25 per share until March 31, 1999                    165,000
                                                                    ----------
  Total Swiss bondholders                                            1,333,495               7.01%

Warrants issued to Scherer Healthcare, Inc.:
 In connection with providing short-term financing in Fiscal
  1994, exercisable at $.75 per share until March 31, 1999             800,000

 In connection with sale leaseback of Arterial Blood Gas
  product line, exercisable at $.75 per share; 1,530,000 and
  4,250,000 exercisable until March 31, 1999 and March 31, 2003,
  respectively                                                       5,780,000

  Note payable to Scherer Healthcare, convertible into common
   stock at $.75 per share until March 31, 1999                      2,468,800
                                                                    ----------
Total Scherer Healthcare                                             9,048,800             47.57%
                                                                    ----------            ------
Total common shares if all options and warrants are exercised       19,023,175            100.00%
                                                                    ----------            ------
                                                                    ----------            ------

                          MARQUEST MEDICAL PRODUCTS, INC.
                                  AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LEASES:

OPERATING LEASES. The Company leases warehouse space as well as office and manufacturing equipment under non-cancelable operating leases. The following is a schedule of future minimum rental payments required under these leases that expire after April 1, 1995.


                  FISCAL                                                ($000)
               YEAR ENDING                              --------------------------------------
               -----------                              EQUIPMENT       FACILITIES       TOTAL
                                                        ---------       ----------       -----

                 1996                                    $  78         $   347       $   425
                 1997                                        5             343           348
                 1998                                        2             343           345
                 1999                                        1             182           183
                 2000                                      --              168           168
              Thereafter                                   --              461           461
                                                         -----          ------        ------
                                                         $ 86           $1,844        $1,930
                                                         -----          ------        ------
                                                         -----          ------        ------

Total rent expense, related to continuing operations, under all operating leases for Fiscal 1995, 1994, and 1993 was $560,000, $1,088,000 and
$1,472,000, respectively.

During Fiscal 1994, the Company consolidated its warehousing and administration facility in Nogales, Arizona into its primary facility in Englewood, Colorado. The facility in Nogales, Arizona, which was sold under a sale/leaseback arrangement in Fiscal 1993, has a lease commitment until 2002 with monthly lease payments of approximately $14,000. The Company is currently negotiating with the owner of the building for a settlement of the obligation, as well as pursuing sublease arrangements with potential sublessors. At April 1, 1995, the Company has accrued approximately $240,000 for the estimated cost to settle the lease obligation.

CAPITAL LEASE. In December, 1993, the Company refinanced certain production equipment rentals under a capital lease agreement. The present value of the future minimum capital lease payments as of April 2, 1994 are (in thousands of dollars):

                   FISCAL YEAR ENDING
                   ------------------

                    1996                                                   $186
                    1997                                                    186
                    1998                                                    139
                                                                           ----
                   Total minimum lease payments                             511
                   Less - amount representing imputed interest              (79)
                                                                           ----
                   Present value of minimum capital lease payments          432
                   Less - current installments                             (141)
                                                                           ----
                   Long-term obligation under capital lease               $ 291
                                                                           ----
                                                                           ----

The gross amount of equipment and related accumulated depreciation recorded under the capital lease was $591,000 and $185,000, respectively, at April 1, 1995.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  FOOD AND DRUG ADMINISTRATION:

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

On August 8, 1991, the United States Attorney's Office for the District of Colorado filed a complaint for injunction against the Company and certain of its officers. The complaint alleged that the Company was manufacturing products in violation of the FDA's Current Good Manufacturing Practice Regulations ("GMP"). The complaint also alleged that certain of the devices were misbranded and adulterated for violating other relevant sections of the Federal Food, Drug and Cosmetic Act. On October 1, 1991, the Company and a former officer entered into a five-year Consent Decree. The two other individuals originally named in the complaint for injunction were dismissed as defendants.

By letter dated October 8, 1991, the District Director of the FDA's Denver district informed the Company that, pursuant to the consent decree of October l, 1991, the Company's medical device manufacturing operations were not in substantial compliance with the terms of the consent decree and ordered the Company to cease all manufacturing and distribution.

Based upon agreements with the FDA in November and December 1991, the Company was allowed to recondition inventories of components, sub-assemblies and finished products which were produced prior to the October 8th shut down. This was done in close cooperation with the FDA by the use of higher sampling levels and tightened acceptable quality limits. After the FDA reviewed the Company's records of this reprocess/rework, the FDA allowed the distribution of these products. The Company was also allowed to manufacture products following the new, documented procedures.

By letter dated January 9, 1992, the FDA's Denver district office informed the Company that it was authorized to renew its operations, including production and distribution of all products.

The Company has made substantial efforts to take appropriate corrective action and implement changes in order to respond to the FDA's concerns.
These changes and corrective actions have been presented to the FDA in detail in the various submissions made by the Company. Included in those submissions also are the steps taken to prevent future recurrence of the problems identified by the FDA during its inspections. During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with only two deficiency observations noted, which have been corrected. During Fiscal 1995, there have been no additional FDA compliance inspections.

9.  RELATED PARTY TRANSACTIONS:

At April 3, 1993, the Company had accrued $325,000 of severance expense which was paid after year end to the former CEO and member of the Board of Directors.

In Fiscal 1993 the Company paid, through monthly retainers, an amount of $314,000 to former members of the Board of Directors for additional services of a consulting nature.

In connection with a sale of the Company's Arterial Blood Gas ("ABG") product line to Scherer Healthcare, Inc. ("Scherer"), the Company pays a monthly royalty to Scherer of 3.25% of the Company's net sales of ABG products. During Fiscal 1995 and 1994, these royalties totaled $287,000 and $262,000, respectively. During Fiscal 1995 and

                    MARQUEST MEDICAL PRODUCTS, INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1994, the Company expensed $180,000 and $263,000 of interest related to the Company's note payable to Scherer (see Note 5), and expensed $304,000 in Fiscal 1995 related to marketing and financial consulting provided by Scherer.


10.  INCOME TAXES:

During Fiscal 1995, the nine months ended April 2, 1994, the three months ended July 3, 1993 and Fiscal 1993, the Company did not record any provision/(benefit) for income taxes.


Effective April 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

The differences between the provision/(benefit) for income taxes at the Federal statutory rate and that shown in the Consolidated Statements of Operation are as follows (in thousands of dollars):


                                              FISCAL          NINE          THREE          FISCAL
                                               YEAR          MONTHS         MONTHS          YEAR
                                              ENDED          ENDED          ENDED          ENDED
                                             APRIL 1,       APRIL 2,       JULY 3,        APRIL 3,
                                               1995           1994           1993           1993
                                           ------------    ----------     ----------     ----------
Federal statutory rate                            34%             34%            34%            34%

"Expected" federal tax benefit             $  (1,156)       $   (786)      $   (354)      $ (6,235)
State income taxes, net of Federal benefit      (112)            (76)           (34)          (605)
Goodwill amortization for book purposes         --             --                24             66
Nondeductible capital losses                    --             --              --            1,009
Other items                                       24           --              --             --
                                           ----------       ---------      ---------      ---------
                                              (1,244)           (862)          (364)        (5,765)
Increase in valuation allowance                1,244             862            364          5,765
                                           ----------       ---------      ---------      ---------
                                           $    --           $ --          $   --         $   --
                                           ----------       ---------      ---------      ---------
                                           ----------       ---------      ---------      ---------

                                  36

                    MARQUEST MEDICAL PRODUCTS, INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under SFAS 109, deferred taxes are determined based on estimated future tax effects on differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of April 1, 1995 and April 2, 1994 are comprised of the following (in thousands of dollars):




                                                      APRIL 1,                      APRIL 2,
                                                       1995           CHANGE          1994
                                                     ----------      --------      ----------
Deferred tax assets/(liabilities):
  Accelerated tax depreciation in excess of book
    depreciation                                      $   (187)      $  --          $   (187)
  Nondeductible accruals                                   783           (59)            842
  Unrealized foreign exchange losses                       112          (900)          1,012
  Capital loss carryforwards                             1,530           520           1,010
  Net operating loss carryforwards                       7,087         1,119           5,968
                                                      ---------      ---------      ---------
                                                         9,325           680           8,645
  Valuation allowance                                   (9,325)         (680)         (8,645)
                                                      ---------      ---------      ---------
                                                      $    --        $    --        $    --
                                                      ---------      ---------      ---------
                                                      ---------      ---------      ---------

During recent fiscal years, the Company has experienced losses for financial reporting and tax purposes. Because of the uncertainty of realization of any future tax benefits, the Company has determined that, on a more likely than not basis, it is appropriate to reflect a valuation allowance for the entire net deferred tax asset. At April 1, 1995, the Company had tax net operating loss carryforwards of approximately $19,000,000, and capital loss carryforwards of approximately $4,100,000. Tax net operating losses expire at varying dates through 2010, and capital loss carryforwards expire at varying dates through 1998. Due to the transactions discussed in Notes 12 and 13, the future benefits associated with the utilization of net operating loss carryforwards may be substantially limited.

During Fiscal 1994, the Company received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the FDA. The Internal
Revenue Service ("IRS") has completed an audit, and in July 1994, determined that the losses could not be carried back and issued an assessment to the Company for the taxes plus interest. In June 1995, the Company negotiated a repayment plan with the IRS whereby the Company paid $400,000 in June, 1995 and the remaining balance will be paid in equal monthly installments over a two-year period. The Company must use best efforts to obtain third-party financing for all or a portion of the remaining balance by January 2, 1996. The IRS has placed a lien on the Company's facility in Englewood, Colorado to secure payment of the taxes. The tax assessment and interest has been accrued as of April 1, 1995.


11.  LITIGATION:

As of April 1, 1995, the Company was involved in various litigation matters. Certain of the more significant matters are discussed below.

In July, 1993, the Company filed suit in the United States District Court in Colorado against a former President and a former Chairman of the Board of Directors of the Company seeking a declaratory judgment that their termination

                    MARQUEST MEDICAL PRODUCTS, INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements were void and for damages. The Company discontinued making payments on these termination agreements in April, 1993. The former President and the former Chairman counterclaimed for payments allegedly due them under the termination agreements and the former Chairman counterclaimed for repayment of an alleged loan made by him to a third party for the benefit of the Company. Subsequent to year end, the Company entered into a settlement agreement with the counterclaimants to pay them a total of $725,000 plus interest at 9% in monthly payments through September 1998.
This settlement is included in accrued liabilities in the accompanying Consolidated Financial Statements.

A products liability action was filed against the Company in California in 1990 which was defended and settled during the trial by the Company's insurance company. Under the insurance policy, the Company may be responsible for a $250,000 self-insured retention plus the cost of defense. The Company has claimed that the insurance company mishandled the lawsuit and has declined to pay. The Company was sued by the insurance company in District Court, Arapahoe County, Colorado in February, 1994 alleging damages of either $540,000 or $290,000.

The Company has provided reserves on these issues. In Management's opinion, the resolution of the remaining proceeding is not expected to have a significant effect on the Company's reported financial condition or results of operations.

12. REFINANCING TRANSACTIONS:

During Fiscal 1994, the Company consummated two related transactions to provide the Company with necessary liquidity and to refinance the Swiss Bonds.

SALE OF ARTERIAL BLOOD GAS PRODUCT LINE. The Company sold its Arterial Blood Gas product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare, Inc. ("Scherer') for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line at any time on or prior to May 31, 1996, for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The Company granted Scherer 5,780,000 warrants to purchase common stock of the Company at $.75 per share as consideration for the repurchase option. These warrants were valued at $0.50 each. Of these, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable for cash or, if exercised by Scherer or a Scherer affiliate, for common stock of Scherer. Scherer may elect to exercise these options for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

Prior to the above transaction, Scherer had advanced the Company $1,750,000. In consideration for this advance, the Company also granted to Scherer warrants to purchase 800,000 shares of the Company's common stock at $0.75 per share exercisable until March 31, 1999. These warrants were also valued at $0.50 each. The advance was repaid with the proceeds from the sale and leaseback transaction.

The Company recorded $3,290,000 related to the value of the warrants issued to Scherer and a deferred gain on the sale leaseback of $965,000, representing the amount of the sale proceeds, less the value assigned to the warrants, less the net book value of the property sold. The deferred gain was eliminated in the quasi-reorganization discussed in Note 13.

                    MARQUEST MEDICAL PRODUCTS, INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SWISS BOND REFINANCING. During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on these obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. The note is convertible, in whole or in part, at Scherer's option, into Marquest common stock at a value of $.75 per share. The Scherer preferred stock is convertible into Scherer common stock. In May 1994, Scherer converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock.

In three exchange offers, the bondholders exchanged 16,320,000 Swiss Francs in bonds, 96% of the total bonds outstanding. The bondholders were offered a combination of Marquest debt, warrants to purchase common stock of the Company, and the convertible preferred stock of Scherer in exchange for the outstanding Swiss debt principal and interest. In the exchanges, the Swiss bondholders received (1) cumulative convertible preferred stock of Scherer for 35% of the principal and accrued interest of the tendered bonds; (2) unsecured, 8% U.S. dollar denominated notes of the Company maturing March 31, 1999 with an aggregate principal amount of $2,875,000, and (3) warrants to purchase 165,000 and 1,432,416 shares of Marquest common stock at $.25 and $.75 per share, respectively, exercisable until March 31, 1999. These warrants were also valued at $.50 each.

The Company recorded approximately $798,000 for the value assigned to the warrants given to the Swiss bondholders, a gain of approximately $988,000 on the extinguishment of the Swiss bonds and, because this transaction was considered a troubled debt restructuring under Statement of Financial Accounting Standards Number 15, the Company also accrued $3,246,000 in prospective interest on the notes. The prospective interest was eliminated in the quasi-reorganization described in Note 13.

As a result of the sale of the Arterial Blood Gas product line and the Swiss bond refinancing, Scherer has the right to acquire approximately 65% of the outstanding common stock of the Company through the exercise of all warrants and conversion of the note. Also as a result of the agreement with Scherer, Scherer acquired the right to, and has elected to, name a majority of the members of the Company's Board of Directors.


13. QUASI-REORGANIZATION:

During the first quarter of Fiscal 1994, the Company completed significant changes to its operations: (l) the reintroduction of substantially all of its product lines into the market after ceasing operations after an FDA shutdown in Fiscal 1992, (2) the consolidation of its manufacturing facilities in Mexico and Parker, Colorado into its primary facility in Englewood, Colorado;
(3) the changes in management of the Company, including a new President and CEO, Vice President of Sales and Senior Vice President of Regulatory Affairs; and (4) the successful completion of the first exchange offer to the Swiss bondholders in which 91% of the bonds were exchanged. Considering these changes and management's expections of future operating profits, the Company determined that it was appropriate to effect a quasi-reorganization. On June 11, 1993, the Company's Board of Directors approved quasi-reorganization accounting procedures which were effective July 3, 1993, the end of the Company's first quarter of Fiscal 1994.

Quasi-reorganization rules require that the balance sheet amounts be restated to fair values and that the accumulated deficit be eliminated against the paid-in-capital accounts. Therefore, the Company (1) wrote off the remaining amount of goodwill, totaling $4,283,000 at July 3, 1993; (2) eliminated the prospective interest on the Swiss bonds of $3,226,000 discussed in Note 12;
(3) eliminated the deferred gain on the sale leaseback transaction of $965,000

                    MARQUEST MEDICAL PRODUCTS, INC.
                            AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussed in Note 12; (4) valued the treasury stock at its market value of $70,000; (5) eliminated the retained deficit of $20,434,000; and (6) reduced common stock by $17,125,000 and warrants by $3,456,000.

The Company has presented its Consolidated Statements of Operations and Cash Flows for the three-month period prior to and the nine-month period subsequent to the accounting for the quasi-reorganization.


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

All amounts are in thousands of dollars, except per share amounts




                                                FIRST        SECOND       THIRD       FOURTH
                                                -----        ------       -----       ------
FISCAL 1995 QUARTERS

Net Revenues                                   $4,899        $4,597       $5,234      $5,846
Gross Profit                                    1,181         1,020        1,249       1,460
Net Loss                                       (1,070)         (961)        (646)       (773)
Loss Per Share                                  (0.18)        (0.12)       (0.08)      (0.10)

FISCAL 1994 QUARTERS

Net Revenues                                   $5,327        $5,181       $5,102      $6,856
Gross Profit                                      814           666          946       2,079
Loss Before Extraordinary Item                 (1,042)       (1,284)        (952)        (76)
Loss Per Share Before Extraordinary Item        (0.23)        (0.29)       (0.21)      (0.01)
Net Income (Loss)                                (336)       (1,284)        (941)        195
Net Income (Loss) Per Share                     (0.07)        (0.29)       (0.21)       0.01



Since the Company had net income for the fourth quarter of Fiscal 1994, earnings per share for that quarter have been calculated using a weighted average share calculation in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share."

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Marquest Medical Products, Inc. and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Marquest Medical Products, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated June 30, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole, which included an explanatory paragraph with respect to going concern issues as discussed in
Note 3 to the consolidated financial statements. The following schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rule and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP

Denver, Colorado,
   June 30, 1995.

                 MARQUEST MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      (AMOUNTS IN THOUSANDS OF DOLLARS)


                                                              ADDITIONS
                                                    ------------------------------
                                    BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE
                                     BEGINNING        COSTS AND         OTHER          RECOVERIES       AT END OF
                                     OF PERIOD         EXPENSES        ACCOUNTS       (WRITE-OFFS)        PERIOD
                                     ---------       ----------       ----------      ------------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS - TRADE RECEIVABLES

Year Ended
     April 1, 1995                      $178              $ 21            $(48)            $(19)           $132

Nine Months Ended
     April 2, 1994                      $200              $(62)           $ --             $ 40            $178

Three Months Ended
     July 3, 1993                       $200              $ 15            $ --             $(15)           $200

Year Ended
     April 3, 1993                      $313              $(70)           $ --             $(43)           $200

                                   42

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any accounting or financial disclosure matters during the applicable period.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information relating to nominees for Directors of the Company set forth under the caption "Election of Directors" and the information relating to compliance with
Section 16(a) set forth under the caption "Committees and Meetings of the Board of Directors" in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on August 24, 1995 is incorporated herein by reference. Information regarding the executive officers of the Company required by Item 401(b) of Regulation S-K is set forth under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement in connection with the Annual Meeting to be held on August 24, 1995 is incorporated herein by reference; such incorporation by reference shall not be deemed to include or incorporated by reference the information referrred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons set forth under the captions "Principal Stockholders" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 24, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions set forth under the caption "Related Party Transactions" in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on August 24, 1995 is hereby incorporated herein by reference.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following represents a listing of all financial statement, financial statement schedules and exhibits filed as part of this report.

      (1) Financial Statements: See Table of Contents to the Consolidated Financial Statements included herein in Item 8.

      (2) Financial Statement Schedules: See Table of Contents to the Consolidated Financial Statements included herein in Item 8.

          Schedules I, III, IV and V, for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the information is elsewhere disclosed in the notes to the financial statements.

      (3) Exhibits: Exhibits identified in parentheses below are on file with the Securities and Exchange Commission and are incorporated herein by such references.

          3.1 Articles of Incorporation of Registrant, as amended through August 25, 1994 (Exhibit 3(i) of Registration Statement on Form S-2, Registration No. 33-85564)

          3.2 By-laws of Registrant, as amended (Exhibit 2 to Form 8-K dated April 9, 1993)

           4.1 The outside and inside front cover pages and the information set forth under the heading "Terms of the Bonds" excerpted from the Prospectus of the Registrant dated February 10, 1985 with respect to the 25,000,000 Swiss Franc Bonds offered pursuant thereto (Exhibit 4(b) to Form 10-K dated April 1,
                 1989)

            4.2  Rights Agreement dated as of August 8, 1991 between Marquest
                  Medical Products, Inc and Bank of America National Trust & Savings Association (Exhibit 4.5 to Registration Statement on Form S-2, Registration Statement No. 33-85564)

           10.1 Master Equipment Lease Agreement dated December 8, 1993 between Marquest Medical Products, Inc. and Financing for Science International, Inc. (Exhibit 4(c) to Form 10-K dated April 2, 1994)

            10.2  Term Loan Agreement dated June 30, 1994 between Marquest
                   Medical Products, Inc. and Colorado National Bank (Exhibit 4(d) to Form 10-Q dated July 2, 1994)

            10.3  Letter Agreement between Marquest Medical Products, Inc.
                   and Norman Dreyfuss dated August 1, 1989 (Exhibit 10(a) to Form 10-K dated March 31, 1990)

            10.4  Letter Agreement between Marquest Medical Products, Inc.
                   and Robert J. McKinnon dated August 19, 1991 (Exhibit 10(b) to Form 10-K dated March 28, 1992)

            10.5  Marquest Medical Products, Inc. Incentive and Non-Qualified
                   Stock Option Plan effective November 14, 1987, as amended (Exhibit 10(c) to Form 10-K dated April 1, 1989)

            10.6  Consent Decree between Marquest Medical Products, Inc. and the Food and Drug Administration ("FDA") dated October 1, 1992 (Exhibit 10(d) to Form 10-K dated March 28, 1992)

            10.7  Letter from FDA approving resumption of manufacturing and distribution activities of Marquest Medical Products, Inc. dated January 9, 1992 (Exhibit 10(e) to Form 10-K dated March 28, 1992)

            10.8  Management Agreement between Marquest Medical Products,
                   Inc. and Scherer Healthcare, Inc. dated June 1, 1994 (Exhibit 10(f) to Form 10-Q dated June 2, 1994)

            10.9  Omnibus Agreement between Scherer Healthcare, Inc. and
                   Marquest Medical Products, Inc. dated April 12, 1993 (Exhibit 3 to Form 8-K dated April 9, 1993)

           10.10 Promissory Note dated January 13, 1995 between Marquest Medical Products, Inc. and Financing for Science International, Inc.

           10.11 Promissory Note dated January 13, 1995 between Marquest Medical Products, Inc. and Financing for Science International, Inc.

           10.12 Promissory Note dated January 13, 1995 between Marquest Medical Products, Inc. and Financing for Science International, Inc.

            21.   Subsidiaries of Registrant

            27    Financial Data Schedule

(b)  Reports on Form 8-K:

      Report on Form 8-K dated February 24, 1995 regarding change in directors and officers effective February, 24, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Douglas, State of Colorado, on July 11, 1995.


                                        MARQUEST MEDICAL PRODUCTS, INC.


                                             /s/ Robert P. Scherer, Jr.
                                       By______________________________________
                                           Robert P. Scherer, Jr., Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


TITLE                                                 DATE                           SIGNATURE
- -----                                                 ----                           ----------
Principal Executive Officer:
Robert P. Scherer, Jr.
Chairman, Chief Executive Officer                                           /s/ Robert P. Scherer, Jr.
     and Director                                   July 11, 1995           _____________________________

Principal Accounting and Financial Officer:
Margaret Von der Schmidt
Vice President - Finance and Chief Financial                                /s/ Margaret Von der Schmidt
    Officer                                         July 11, 1995           ______________________________


                                                                            /s/ Charles R. Atkins III
Charles R. Atkins III, Director                     June 13, 1995           ______________________________


                                                                            /s/ Arthur Lipper III
Arthur Lipper III, Director                          June 8, 1995           ______________________________


                                                                            /s/ Stephen A. Lukas, Sr.
Stephen A. Lukas, Sr., Director                     June 12, 1995           ______________________________


                                                                            /s/ Kenneth H. Robertson
Kenneth H. Robertson, Director                       June 8, 1995           ______________________________


                                                                            /s/ William J. Thompson
William J. Thompson, Director                       July 11, 1995           ______________________________



                                                                            /s/ Jack L. York
Jack L. York, Director                               June 13, 1995          ______________________________
