Form 10-Q
period 1995-07-01
MARQUEST MEDICAL PRODUCTS INC
filed 1995-08-15
CIK 719497

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 1, 1995                   Commission File No. 0-11484

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

                        YES /X/                   NO / /



Number of shares of common stock, no par value, of Registrant outstanding at July 28, 1995.

                                  8,246,880

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                              July 1,         April 1,
                                                                               1995             1995
                                                                               ----             ----
                                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                 $    877         $    562
  Trade accounts receivable, less allowances for
    doubtful accounts of $183 and $178, respectively                           2,262            2,847
  Notes and other receivables                                                     18             --
  Inventories                                                                  2,425            2,610
  Prepaid items                                                                  315              260
                                                                             -------          -------
    Total current assets                                                       5,897            6,279

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                         1,265            1,265
  Buildings                                                                    4,976            4,976
  Machinery and equipment                                                      8,325            8,364
  Other                                                                        2,573            2,573
  Construction in progress                                                       223              220
                                                                             -------          -------
                                                                              17,362           17,398
  Less accumulated depreciation                                               (9,972)          (9,727)
                                                                             -------          -------
    Net property, plant and equipment                                          7,390            7,671

OTHER ASSETS                                                                      41               42
                                                                             -------          -------
                                                                             $13,328          $13,992
                                                                             -------          -------
                                                                             -------          -------

The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                            July 1,          April 1,
                                                             1995             1995
                                                             ----             ----
                                                         (Unaudited)


CURRENT LIABILITIES
  Accounts payable                                          $ 1,338         $ 1,220
  Accrued liabilities                                         2,702           3,622
  Payable to related party                                      852             683
  Swiss debt principal and interest                             816             813
  Notes payable                                                 220             220
  Current maturities of long-term debt                           97              93
  Current maturities of capital lease obligation                145             141
                                                            -------         -------
    Total current liabilities                                 6,170           6,792

CAPITAL LEASE OBLIGATION                                        253             291

NOTE PAYABLE TO SCHERER                                       1,852           1,852

NOTE PAYABLE TO BANK                                          1,114           1,141

SWISS NOTES PAYABLE                                           2,637           2,677

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 50,000,000
   shares authorized; 8,267,720 and 8,102,720 shares
   issued and outstanding, respectively                       6,231           6,177
  Warrants                                                      599             612
  Retained earnings(deficit) ($20,434 of retained
   deficit eliminated at July 3, 1993 relating to the
   quasi-reorganization)                                     (5,458)         (5,480)
  Treasury stock, 20,840 shares                                 (70)            (70)
                                                            -------         -------
    Total shareholders' equity (deficit)                      1,302           1,239
                                                            -------         -------
                                                            $13,328         $13,992
                                                            -------         -------
                                                            -------         -------


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


                                                                        Three Months Ended
                                                                       ---------------------
                                                                        July 1,      July 2,
                                                                         1995          1994
                                                                       --------      -------

NET REVENUES                                                           $   5,284     $   4,899
COST OF SALES                                                             (3,679)       (3,718)
                                                                       ---------     ---------
GROSS PROFIT                                                               1,605         1,181

COSTS AND EXPENSES
  Selling and marketing expenses                                          (1,054)       (1,202)
  General and administrative expenses                                       (557)         (799)
  Research and development expenses                                          (39)          (60)
                                                                       ---------     ---------
OPERATING INCOME  (LOSS)                                                     (45)         (880)

OTHER INCOME (EXPENSE)
  Interest and other income                                                    2            13
  Interest expense                                                          (151)         (181)
  Foreign exchange gain (loss)                                                11           (40)
  Gain on sale of assets                                                     209            27
  Other expense                                                               (4)           (9)
                                                                       ---------     ---------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                          22        (1,070)
Provision for income taxes                                                    --            --
                                                                       ---------     ---------
NET INCOME (LOSS)                                                       $     22     $  (1,070)
                                                                       ---------     ---------
                                                                       ---------     ---------
Earnings (loss) per common share                                       $    0.00     $   (0.18)
                                                                       ---------     ---------
                                                                       ---------     ---------
Weighted average number of common shares
 outstanding during the period                                         8,201,047     5,970,667
                                                                       ---------     ---------
                                                                       ---------     ---------

The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                             ---------------------------
                                                              July 1,           July 2,
                                                               1995              1994
                                                             --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $     22           $(1,070)
  Adjustments to reconcile net loss to net cash used
   in operations:
    Depreciation and amortization                                 290               377
    Provision for losses on accounts receivable                     5                13
    Foreign exchange (gain) loss                                  (11)               40
    Gain on sale of assets                                       (209)              (27)
  Increase(decrease) in operating assets and
   liabilities:
    Accounts receivable                                           580               695
    Notes and other receivables                                   (18)               15
    Inventories and prepaid items                                 130              (476)
    Accounts payable, accrued liabilities and
     payable to related party                                    (633)             (200)
    Accrued interest on Swiss bonds                                14                11
    Other                                                           1                (6)
                                                             --------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               171              (628)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                           (9)             (135)
  Proceeds from sale of assets                                    209                 3
                                                             --------           -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               200              (132)
                                                             --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          1              --
  Principal payments on borrowings                                (57)             (120)
                                                             --------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (56)             (120)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                      315              (880)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                       562             1,662
                                                             --------           -------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                   $    877           $   782
                                                             --------           -------
                                                             --------           -------

                                   (Continued)

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                               July 1,            July 2,
                                                                1995               1994
                                                                ----               ----

NONCASH INVESTING AND FINANCING
 TRANSACTIONS:
  Debt conversion:
   Note payable converted                                    $  --                $ (2,500)
   Common stock issued                                          --                   2,500
                                                             --------             --------
                                                             $  --                $  --
                                                             --------             --------
                                                             --------             --------
  Refinancing of Industrial Revenue Bonds:
   Bonds retired                                             $  --                $ (1,300)
   Note payable issued to bank                                  --                   1,300
                                                             --------             --------
                                                             $  --                $  --
                                                             --------             --------
                                                             --------             --------
  Warrants exercised:
   Warrants                                                  $    (13)            $  --
   Swiss notes                                                    (40)               --
   Common stock                                                    53                --
                                                             --------             --------
                                                             $  --                $  --
                                                             --------             --------
                                                             --------             --------


The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):


                                                July 1, 1995      April 1, 1995
                                                ------------      -------------
        Raw materials                              $1,443             $1,530
        Work in process                               193                203
        Finished goods                                789                877
                                                   ------             ------
                                                   $2,425             $2,610
                                                   ------             ------
                                                   ------             ------


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

During the first quarter of Fiscal 1996, the Company generated positive cash flow from operations and has taken several steps to preserve cash and increase profitability on sales. The Company believes that it can fund its current operations and meet its obligations as they come due for the remaining first half of Fiscal 1996, however the viability of the Company thereafter will depend on increasing operating income and, if necessary, the successful completion of external financing arrangements. There can be no assurance that external financing will be available and there remains substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  WARRANTS:

In April, 1995 165,000 of the Company's warrants to purchase common stock at $0.25 per share were exercised. These warrants had been issued to the Swiss bondholders in an exchange in Fiscal 1994, and, in accordance with the warrant agreement, $40,000 of the Company's 8% Swiss notes payable were used in lieu of cash to exercise the warrants.

6.  INCOME TAXES:

During Fiscal 1994, the Company received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the United States Food and Drug Administration. The Internal Revenue Service ("IRS") completed an audit during Fiscal 1995 and determined that the losses could not be carried back and issued an assessment to the Company for the taxes plus interest. In June 1995, the Company negotiated a repayment plan with the IRS whereby the Company paid $400,000 in June 1995 and the remaining balance will be paid in equal monthly installments over a two-year period. The Company must use best efforts to obtain third party financing for all or a portion of the remaining balance by January 2, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales increased 7.9% over the first quarter of Fiscal 1995. Sales in the first quarter of Fiscal 1995 were low due to a decline in hospital census which the Company believes was due to the uncertainties of healthcare reform.
 Also, many of the Company's distributors had purchased high levels of product during the fourth quarter of Fiscal 1994 which depressed sales in the first quarter of Fiscal 1995. During the first quarter of Fiscal 1996, the Company implemented a network of independent manufacturer's representatives which supplements the Company's sales force.

The gross margin increased from 24.1% in the first quarter of Fiscal 1995 to 30.3% in the first quarter of Fiscal 1996. The Company has reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased its vertical integration of the manufacturing process.

Selling and marketing and general and administrative expenses decreased 12% and 30%, respectively, compared to the first quarter of Fiscal 1995 primarily due to reductions in personnel which have occurred since the first quarter of Fiscal 1995.

Interest expense decreased 16.5% in the first quarter of Fiscal 1996 compared to the same quarter in the prior fiscal year due to the conversion by Scherer Healthcare, Inc. of $2,500,000 of debt to equity in the Company in May 1994.

LIQUIDITY AND CAPITAL RESOURCES

The following events affecting the liquidity of the Company occurred in the first quarter of Fiscal 1996: (i) the Company sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000; (ii) the Company negotiated a repayment plan with the IRS for $745,000 in taxes owed plus interest, whereby the Company paid $400,000 in June 1995, with the remaining balance due in monthly installments over a two-year period; and
(iii) the Company settled a lawsuit in May 1995 with former officers of the Company whereby the Company agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments though September 1998.

During the first quarter of Fiscal 1996, the Company generated positive cash flow from operations. The Company has taken several steps in Fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives, (ii) cost reductions in all departments, and (iii) ordering of equipment to increase the automation of the Company's manufacturing process.

Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due for the remaining first half of Fiscal 1996 from existing cash. Thereafter, the viability of the Company will be dependent on increasing operating income and, if necessary, the successful completion of external financing arrangements, which the Company is currently negotiating. There can be no assurance that external financing will be available to meet operating requirements and there remains substantial doubt about the Company's ability to continue as a going concern.

                                    PART II
                               OTHER INFORMATION

ITEM l.  LEGAL PROCEEDINGS.

None

ITEM 3.  DEFAULTS UPON SECURITIES.

On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds has exercised their right to but the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds during 1993. During Fiscal 1994, the Company refinanced 96% of the Swiss bonds outstanding with 8% notes, warrants to purchase Marquest common stock and cumulative convertible preferred stock of Scherer Healthcare, Inc. The Swiss bonds outstanding at July 1, 1995 and April 1, 1995, including the accrued interest on these bonds of $188,000 and $176,000, respectively, have been classified as current liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   Exhibit No.                        Description                                Page
   -----------                        -----------                                ----


      27.            Financial Data Schedule (EDGAR version only)                 12


(b)  Reports on Form 8-K

     There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 1995                MARQUEST MEDICAL PRODUCTS, INC.



                                       /S/ WILLIAM J. THOMPSON
                                       --------------------------------------
                                       William J. Thompson
                                       President



                                       /S/ MARGARET VON DER SCHMIDT
                                       --------------------------------------
                                       Margaret Von der Schmidt
                                       Vice President - Finance and Chief
                                       Financial Officer