Form 10-Q
period 1995-09-30
MARQUEST MEDICAL PRODUCTS INC
filed 1995-11-13
CIK 719497

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                              _________________________

                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 1995      Commission File No. 0-11484
                               _________________________

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



Number of shares of common stock, no par value, of Registrant outstanding at October 30, 1995.

                               8,246,880

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (THOUSANDS OF DOLLARS)


                                               ASSETS

                                                          September 30,      April 1,
                                                              1995             1995
                                                          ------------       --------
                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $   395          $   562
  Trade accounts receivable, less allowances for
   doubtful accounts of $139 and $132, respectively           2,614            2,847
  Notes and other receivables                                    13             --
  Inventories                                                 2,729            2,610
  Prepaid items                                                 270              260
                                                            -------          -------
    Total current assets                                      6,021            6,279

PROPERTY, PLANT AND EQUIPMENT
  Land                                                        1,265            1,265
  Buildings                                                   4,976            4,976
  Machinery and equipment                                     8,614            8,364
  Other                                                       2,526            2,573
  Construction in progress                                      131              220
                                                            -------          -------
                                                             17,512           17,398
  Less accumulated depreciation                             (10,193)          (9,727)
                                                            -------          -------
    Net property, plant and equipment                         7,319            7,671

OTHER ASSETS                                                     40               42

                                                            -------          -------
                                                            $13,380          $13,992
                                                            -------          -------
                                                            -------          -------

                 The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                          September 30,      April 1,
                                                              1995             1995
                                                          ------------       --------
                                                           (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                        $ 1,159          $ 1,220
    Accrued liabilities                                       2,851            3,622
    Payable to related party                                    826              683
    Swiss debt principal and interest                           824              813
    Notes payable                                               116              220
    Current maturities of long-term debt                         99               93
    Current maturities of capital lease obligation              216              141
                                                            -------          -------
        Total current liabilities                             6,091            6,792

CAPITAL LEASE OBLIGATION                                        443              291

NOTE PAYABLE TO SCHERER                                       1,852            1,852

NOTE PAYABLE TO BANK                                          1,089            1,141

SWISS NOTES PAYABLE                                           2,637            2,677

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value; 50,000,000
      shares authorized; 8,267,720 and 8,102,720 shares
      issued and outstanding, respectively                    6,231            6,177
    Warrants                                                    599              612
    Retained earnings (deficit) ($20,434 of retained
      deficit eliminated at July 3, 1993 relating to the
      quasi-reorganization)                                  (5,492)          (5,480)
    Treasury stock, 20,840 shares                               (70)             (70)
                                                            -------          -------
        Total shareholders' equity (deficit)                  1,268            1,239
                                                            -------          -------
                                                            $13,380          $13,992
                                                            -------          -------
                                                            -------          -------


               The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                              (UNAUDITED)


                                                               Three Months Ended
                                                          --------------------------------
                                                          September 30,        October 1,
                                                              1995                1994
                                                          ------------         -----------

NET REVENUES                                               $    5,193           $    4,597
COST OF SALES                                                  (3,510)              (3,577)
                                                           ----------           ----------
GROSS PROFIT                                                    1,683                1,020

COSTS AND EXPENSES
  Selling and marketing expenses                                 (917)              (1,070)
  General and administrative expenses                            (580)                (732)
  Research and development expenses                               (37)                 (32)
                                                           ----------           ----------
OPERATING INCOME  (LOSS)                                          149                 (814)

OTHER INCOME (EXPENSE)
  Interest and other income                                        10                   13
  Interest expense                                               (186)                (150)
  Foreign exchange gain (loss)                                      6                  (26)
  Gain on sale of assets                                            8                   18
  Other expense                                                   (21)                  (2)
                                                           ----------           ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                          (34)                (961)
Provision for income taxes                                     --                   --
                                                           ----------           ----------
NET INCOME (LOSS)                                          $      (34)          $     (961)
                                                           ----------           ----------
                                                           ----------           ----------
Earnings (loss) per common share                           $     0.00           $    (0.12)
                                                           ----------           ----------
                                                           ----------           ----------
Weighted average number of common shares
   outstanding during the period                            8,246,880            7,820,859
                                                           ----------           ----------
                                                           ----------           ----------


                  The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                              (UNAUDITED)


                                                                  Six Months Ended
                                                          --------------------------------
                                                          September 30,        October 1,
                                                              1995                1994
                                                          ------------         -----------
NET REVENUES                                              $   10,477           $    9,496
COST OF SALES                                                 (7,189)              (7,295)
                                                          ----------           ----------
GROSS PROFIT                                                   3,288                2,201

COSTS AND EXPENSES
  Selling and marketing expenses                              (1,971)              (2,272)
  General and administrative expenses                         (1,137)              (1,531)
  Research and development expenses                              (76)                 (92)
                                                          ----------           ----------
OPERATING INCOME (LOSS)                                          104               (1,694)

OTHER INCOME (EXPENSE)
  Interest and other income                                       12                   26
  Interest expense                                              (337)                (331)
  Foreign exchange gain (loss)                                    17                  (66)
  Gain on sale of assets                                         217                   45
  Other expense                                                  (25)                 (11)
                                                          ----------           ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                         (12)              (2,031)
Provision for income taxes                                    --                    --
                                                          ----------           ----------
NET INCOME (LOSS)                                         $      (12)          $   (2,031)
                                                          ----------           ----------
                                                          ----------           ----------
Earnings (loss) per common share                          $     0.00           $    (0.29)
                                                          ----------           ----------
                                                          ----------           ----------
Weighted average number of common shares
   outstanding during the period                           8,224,090            6,885,343
                                                          ----------           ----------
                                                          ----------           ----------


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

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (THOUSANDS OF DOLLARS)
                                              (UNAUDITED)


                                                                   Six Months Ended
                                                          --------------------------------
                                                          September 30,        October 1,
                                                              1995                1994
                                                          ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $       (12)         $   (2,031)
  Adjustments to reconcile net loss to net cash used
   in operations:
    Depreciation and amortization                                  567                 723
    Provision for losses on accounts receivable                     11                  10
    Foreign exchange (gain) loss                                   (17)                 66
    Gain on sale of assets                                        (217)                (45)
  Increase (decrease) in operating assets and
   liabilities:
    Accounts receivable                                            222                 964
    Notes and other receivables                                    (13)                  9
    Inventories and prepaid items                                 (129)                (89)
    Accounts payable, accrued liabilities and
     payable to related party                                     (689)               (272)
    Accrued interest on Swiss bonds                                 28                  24
    Other                                                       --                      (4)
                                                            ----------          ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (249)               (645)
                                                            ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from note from related party                         --                     150
  Purchases of equipment                                           (22)               (305)
  Proceeds from sale of assets                                     217                 218
                                                            ----------          ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                195                  63
                                                            ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           1              --
  Principal payments on borrowings                                (114)               (171)
                                                            ----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (113)               (171)
                                                            ----------          ----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                      (167)               (753)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                         562               1,662
                                                            ----------          ----------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                                     $      395          $      909
                                                            ----------          ----------
                                                            ----------          ----------

                                      (Continued)

                                    MARQUEST MEDICAL PRODUCTS, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (THOUSANDS OF DOLLARS)
                                              (UNAUDITED)


                                                          September 30,        October 1,
                                                              1995                1994
                                                          ------------         -----------
NONCASH INVESTING AND FINANCING
 TRANSACTIONS:
   Debt conversion:
     Note payable converted                                $    --              $   (2,500)
     Common stock issued                                        --                   2,500
                                                           -----------          ----------
                                                           $    --              $   --
                                                           -----------          ----------
                                                           -----------          ----------
  Refinancing of Industrial Revenue Bonds:
     Bonds retired                                         $    --              $   (1,300)
     Note payable issued to bank                                --                   1,300
                                                           -----------          ----------
                                                           $    --              $   --
                                                           -----------          ----------
                                                           -----------          ----------
  Warrants exercised:
     Warrants                                              $       (13)         $      (20)
     Swiss notes                                                   (40)                218
     Common stock                                                   53                (198)
                                                           -----------          ----------
                                                           $    --              $   --
                                                           -----------          ----------
                                                           -----------          ----------
  Capital lease:
     Repayment of notes payable                            $      (104)         $   --
     Purchases of property and equipment                          (191)             --
     Capital lease addition                                        295              --
                                                           -----------          ----------
                                                           $   --               $   --
                                                           -----------          ----------
                                                           -----------          ----------



               The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                 MARQUEST MEDICAL PRODUCTS, INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):

                            September 30, 1995      April 1, 1995
                            ------------------      -------------
     Raw materials                $1,569                $1,530
     Work in process                 199                   203
     Finished goods                  961                   877
                                  ------                ------
                                  $2,729                $2,610
                                  ------                ------
                                  ------                ------

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

Management relies upon the Company's system of internal accounting controls in meeting its responsibilities for maintaining reliable financial records. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's intentions. Judgments are required to assess and balance the relative cost and expected benefits of such internal accounting controls.

3.  BASIS OF PRESENTATION:

The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first half of Fiscal 1996, the Company has taken several steps to preserve cash and increase profitability on sales. The Company believes that it can fund its current operations and meet its obligations as they come due through the third quarter of Fiscal 1996, however the viability of the Company thereafter will depend on increasing operating income and, if necessary, the successful completion of external financing arrangements. There can be no assurance that external financing will be available and there remains substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

6.  INCOME TAXES:

During Fiscal 1994, the Company received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the United States Food and Drug Administration.
The Internal Revenue Service ("IRS") completed an audit during Fiscal 1995 and determined that the losses could not be carried back and issued an assessment to the Company for the taxes plus interest. In June 1995, the Company reached agreement on a repayment plan with the IRS whereby the Company paid $400,000 in June 1995 and the remaining balance plus interest will be paid in equal monthly installments over a two-year period. The Company agreed to use its best efforts to obtain third party financing for all or a portion of the remaining balance by January 2, 1996.

Subsequent to the end of the second quarter, the Company settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. The Company agreed to pay approximately
$260,000 in additional taxes, plus interest. The Company is in the process of negotiating a repayment plan with the IRS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the second quarter increased 13% over the same period in Fiscal 1995, and increased 10.3% for the six months ended September 30, 1995 over the first six months of the prior year. Sales in the first quarter of Fiscal 1995 were low due to a decline in hospital census which the Company believes was due to the uncertainties of healthcare reform. Also, many of the Company's distributors had purchased high levels of product during the fourth quarter of Fiscal 1994 which depressed sales in the first quarter of Fiscal 1995. During the first six months of Fiscal 1996, the Company implemented a network of independent manufacturer's representatives which supplements the Company's sales force.


The gross margin increased from 22.2% in the second quarter of Fiscal 1995 to 32.4% in the second quarter of Fiscal 1996. Similar improvements have been achieved in the gross margin for the first six months: 23.2% in Fiscal 1995 compared to 31.4% in Fiscal 1996. The Company has reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased its vertical integration of the manufacturing process.

Selling and marketing expenses decreased 14% and 13% for the second quarter and the first six months of Fiscal 1996, respectively, compared to comparable periods of Fiscal 1995 primarily due to reductions in personnel which occurred during the second quarter of Fiscal 1995 and the second quarter of Fiscal 1996. Advertising and promotion programs costing approximately $85,000 for the first two quarters of Fiscal 1995 were not continued into Fiscal 1996. General and administrative expenses decreased approximately 25% during the first two quarters of Fiscal 1996 compared to the same periods in Fiscal 1995 due to reductions in personnel during the second quarter of Fiscal 1995.

Interest expense increased 24% in the second quarter of Fiscal 1996 compared to the same quarter in the prior fiscal year due to interest on monthly installments paid to settle litigation as well as interest on the Company's obligation to the Internal Revenue Service as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

The following events affecting the liquidity of the Company occurred in the first half of Fiscal 1996: (i) the Company sold its 10% investment in Seabrook Medical Systems, Inc., realizing proceeds of $200,000; (ii) the Company negotiated a repayment plan with the IRS for $745,000 in taxes owed plus interest, whereby the Company paid $400,000 in June 1995, with the remaining balance due in monthly installments over a two-year period; and (iii) the Company settled a lawsuit in May 1995 with former officers of the Company whereby the Company agreed to pay a total of $725,000 plus interest at 9%. A total of $200,000 was paid in May 1995 and the remainder will be paid in monthly installments though September 1998.

The Company has taken several steps in Fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives, (ii) cost reductions in all departments, and (iii) ordering of equipment to increase the automation of the Company's manufacturing process.

Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due through the third quarter of Fiscal 1996 from existing cash. Thereafter, the viability of the Company will be dependent on increasing operating income and, if necessary, the successful completion of external financing arrangements, which the Company is currently negotiating. There can be no assurance that operating income can be increased or that external financing will be available to meet operating requirements and there remains substantial doubt about the Company's ability to continue as a going concern.

                             PART II
                        OTHER INFORMATION

ITEM L.  LEGAL PROCEEDINGS.

None

ITEM 3.  DEFAULTS UPON SECURITIES.

On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds have exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds during 1993. During Fiscal 1994, the Company refinanced 96% of the Swiss bonds outstanding with 8% notes, warrants to purchase Marquest common stock and cumulative convertible preferred stock of Scherer Healthcare, Inc. The Swiss bonds outstanding at September 30, 1995 and April 1, 1995, including the accrued interest on these bonds of $201,000 and $176,000, respectively, have been classified as current liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on August 24, 1995.
The following directors were elected:


                             Shares in Favor      Shares Withheld
                             ---------------      ---------------
  Charles R. Atkins III         6,985,912              68,329
  Stephen Lukas, Sr.            6,985,897              68,344
  Kenneth H. Robertson          6,986,297              67,944
  Robert P. Scherer, Jr.        6,986,187              68,054
  William J. Thompson           6,986,112              68,129
  Jack L. York                  6,982,693              71,548


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit No.              Description                        Page
     ----------               -----------                        ----
        27.        Financial Data Schedule (EDGAR version only)   13

(b)  Reports on Form 8-K

     There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 10, 1995              MARQUEST MEDICAL PRODUCTS, INC.



                                       /s/ William J. Thompson
                                       --------------------------------
                                       William J. Thompson
                                       President




                                       /s/ Margaret Von der Schmidt
                                       --------------------------------
                                       Margaret Von der Schmidt
                                       Vice President - Finance and
                                       Chief Financial Officer