Form 10-Q
period 1995-12-30
MARQUEST MEDICAL PRODUCTS INC
filed 1996-02-20
CIK 719497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ________________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 30, 1995       Commission File No. 0-11484
                            ________________________

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

               YES X               NO
                  ---                ---


Number of shares of common stock, no par value, of Registrant outstanding at February 12, 1996.

               8,246,880

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



                                     ASSETS



                                                            December 30,      April 1,
                                                               1995            1995
                                                            ------------    ----------
                                                            (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                               $      949     $      562
    Trade accounts receivable, less allowances for
        doubtful accounts of $144 and $132, respectively         2,574          2,847
    Notes and other receivables                                     24             --
    Inventories                                                  3,056          2,610
    Prepaid items                                                  253            260
                                                             ---------      ---------

        Total current assets                                     6,856          6,279


PROPERTY, PLANT AND EQUIPMENT
    Land                                                         1,265          1,265
    Buildings                                                    4,985          4,976
    Machinery and equipment                                      8,825          8,364
    Other                                                        2,526          2,573
    Construction in progress                                        17            220
                                                             ---------      ---------
                                                                17,618         17,398
    Less accumulated depreciation                              (10,363)        (9,727)
                                                             ---------      ---------
        Net property, plant and equipment                        7,255          7,671

OTHER ASSETS                                                        42             42

                                                             ---------      ---------
                                                            $   14,153     $   13,992
                                                             ---------      ---------
                                                             ---------      ---------




           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            December 30,       April 1,
                                                                1995            1995
                                                            ------------    -----------
                                                            (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                        $      929     $    1,220
    Accrued liabilities                                          3,538          3,622
    Note payable to Scherer Capital                              1,100             --
    Payable to related party                                       901            683
    Swiss debt principal and interest                              403            813
    Notes payable                                                   --            220
    Current maturities of long-term debt                           115             93
    Current maturities of capital lease obligation                 282            141
                                                             ---------      ---------

      Total current liabilities                                  7,268          6,792

CAPITAL LEASE OBLIGATION                                           606            291

NOTE PAYABLE TO SCHERER HEALTHCARE, INC.                         1,852          1,852

NOTE PAYABLE TO BANK                                               888          1,141

SWISS NOTES PAYABLE                                              2,896          2,677

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value; 50,000,000
      shares authorized; 8,267,720 and 8,102,720 shares
      issued and outstanding, respectively                       6,231          6,177
    Warrants                                                       599            612
    Retained earnings (deficit) ($20,434 of retained
      deficit eliminated at July 3, 1993 relating to the
      quasi-reorganization)                                     (6,117)        (5,480)
    Treasury stock, 20,840 shares                                  (70)           (70)
                                                             ---------      ---------
      Total shareholders' equity (deficit)                         643          1,239
                                                             ---------      ---------

                                                            $   14,153     $   13,992
                                                             ---------      ---------
                                                             ---------      ---------




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




                                                               Three Months Ended
                                                           ---------------------------
                                                           December 30,   December 31,
                                                               1995            1994
                                                           ------------   ------------
NET REVENUES                                               $     5,739    $     5,234
COST OF SALES                                                   (3,960)        (3,985)
                                                            ----------     ----------

GROSS PROFIT                                                     1,779          1,249

COSTS AND EXPENSES
  Selling and marketing expenses                                  (979)        (1,015)
  General and administrative expenses                             (620)          (733)
  Research and development expenses                                (36)           (24)
                                                            ----------     ----------

OPERATING INCOME (LOSS)                                            144           (523)

OTHER INCOME (EXPENSE)
  Interest and other income                                        100             11
  Interest expense                                                (169)          (145)
  Foreign exchange gain (loss)                                      (2)            11
  Gain on sale of assets                                             8              7
  Other expense                                                     (9)            (7)
                                                            ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                   72           (646)
Provision for income taxes                                        (697)            --
                                                            ----------     ----------

NET INCOME (LOSS)                                          $      (625)   $      (646)
                                                            ----------     ----------
                                                            ----------     ----------

Earnings (loss) per common share                           $     (0.08)   $     (0.08)
                                                            ----------     ----------
                                                            ----------     ----------

 Weighted average number of common shares
    outstanding during the period                            8,246,880      8,081,880
                                                            ----------     ----------
                                                            ----------     ----------




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



                                                                Nine Months Ended
                                                           ----------------------------
                                                           December 30,    December 31,
                                                                1995           1994
                                                           ------------   -------------
NET REVENUES                                               $    16,216    $    14,730
COST OF SALES                                                  (11,149)       (11,280)
                                                            ----------     ----------

GROSS PROFIT                                                     5,067          3,450

COSTS AND EXPENSES
  Selling and marketing expenses                                (2,950)        (3,287)
  General and administrative expenses                           (1,757)        (2,264)
  Research and development expenses                               (112)          (116)
                                                            ----------     ----------

OPERATING INCOME (LOSS)                                            248         (2,217)

OTHER INCOME (EXPENSE)
  Interest and other income                                        112             37
  Interest expense                                                (506)          (476)
  Foreign exchange gain (loss)                                      15            (55)
  Gain on sale of assets                                           225             53
  Other expense                                                    (34)           (19)
                                                            ----------     ----------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES                   60         (2,677)
Provision for income taxes                                        (697)            --
                                                            ----------     ----------

NET INCOME (LOSS)                                          $      (637)   $    (2,677)
                                                            ----------     ----------
                                                            ----------     ----------

Earnings (loss) per common share                           $     (0.08)   $     (0.37)
                                                            ----------     ----------
                                                            ----------     ----------

 Weighted average number of common shares
        outstanding during the period                        8,231,715      7,284,189
                                                            ----------     ----------
                                                            ----------     ----------




           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                Nine Months Ended
                                                           ---------------------------
                                                           December 30,   December 31,
                                                                1995           1994
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $      (637)   $    (2,677)
  Adjustments to reconcile net loss to net cash used
    in operations:
       Depreciation and amortization                               819          1,047
       Provision for losses on accounts receivable                  17             15
       Foreign exchange (gain) loss                                (15)            55
       Gain on sale of assets                                     (225)           (53)
       Gain on extinguishment of debt                              (32)
    Increase(decrease) in operating assets and liabilities:
       Accounts receivable                                         258            565
       Notes and other receivables                                 (24)            36
       Inventories and prepaid items                              (439)           289
       Accounts payable, accrued liabilities and
         payable to related party                                 (158)            55
       Accrued interest on Swiss bonds                              42             36
       Other                                                        --            (11)
                                                            ----------     ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (394)          (643)
                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from note from related party                           --            150
    Purchases of equipment                                         (39)          (400)
    Proceeds from sale of assets                                   225            225
                                                            ----------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                186            (25)
                                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Swiss bond principal and interest                   (146)            --
  Proceeds from note payable to Scherer Capital                  1,100             --
  Issuance of common stock                                           1             --
  Principal payments on borrowings                                (360)          (225)
                                                            ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                595           (225)
                                                            ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   387           (893)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     562          1,662
                                                            ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           949            769
                                                            ----------     ----------
                                                            ----------     ----------


                                   (Continued)

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                            December 30,   December 31,
                                                                1995           1994
                                                            ------------   ------------
NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
    Debt conversion:
       Note payable converted                               $       --     $   (2,500)
       Common stock issued                                          --          2,500
                                                             ---------      ---------
                                                            $       --     $       --
                                                             ---------      ---------
                                                             ---------      ---------

    Refinancing of Industrial Revenue Bonds:
       Bonds retired                                        $       --     $   (1,300)
       Note payable issued to bank                                  --          1,300
                                                             ---------      ---------
                                                            $       --     $       --
                                                             ---------      ---------
                                                             ---------      ---------

    Warrants exercised:
       Warrants                                             $      (13)    $      (20)
       Swiss notes retired                                         (40)          (198)
       Common stock                                                 53            218
                                                             ---------      ---------
                                                            $       --     $       --
                                                             ---------      ---------
                                                             ---------      ---------

    Capital lease:
       Repayment of notes payable                           $     (220)    $       --
       Purchases of property and equipment                        (364)            --
       Capital lease addition                                      584             --
                                                             ---------      ---------
                                                            $       --     $       --
                                                             ---------      ---------
                                                             ---------      ---------

    Swiss Bond exchange:
       Issuance of Swiss notes payable                      $      259     $       --
       Repayment of Swiss Bond principal and interest             (291)            --
       Gain on exchange                                             32             --
                                                             ---------      ---------
                                                            $       --     $       --
                                                             ---------      ---------
                                                             ---------      ---------




           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):

                           December 30, 1995      April 1, 1995
                           -----------------      -------------

     Raw materials                $1,879              $1,530
     Work in process                 203                 203
     Finished goods                  974                 877
                                  ------              ------
                                  $3,056              $2,610
                                  ------              ------
                                  ------              ------


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

During the nine months of Fiscal 1996, the Company has taken several steps to preserve cash and increase profitability on sales. The Company believes that it can fund its current operations and meet its obligations as they come due through the fourth quarter of Fiscal 1996, however the viability of the Company thereafter will depend on increasing operating income, extending the term of the promissory note discussed in Note 6, and the successful completion of external financing arrangements. There can be no assurance that external financing will be available and there remains substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.  WARRANTS:

In April, 1995, 165,000 of the Company's warrants to purchase common stock at $0.25 per share were exercised. These warrants had been issued to the Swiss bondholders in an exchange in Fiscal 1994, and, in accordance with the warrant agreement, $40,000 of the Company's 8% Swiss notes payable were used in lieu of cash to exercise the warrants.


6.  FINANCING TRANSACTIONS:

SWISS BONDS - In December, 1995, the Company exchanged Sfr 375,000 of defaulted Swiss Bonds for $259,000 U. S. denominated 8% notes and $145,000 in cash. A gain of $32,000 was recorded on the transaction.

SCHERER CAPITAL - In December, 1995, Scherer Capital, a company controlled by the largest shareholder, Scherer Healthcare, Inc., loaned the Company $1,100,000 at 9.25% annual interest to meet its cash obligations. The loan is due February 15, 1996 and is collateralized by the Company's accounts receivable and inventory. The Company is currently in discussions with Scherer Capital to extend the term of the loan.

NOTE PAYABLE TO BANK - In December, 1995, Colorado National Bank (the "Bank") released the Company's accounts receivable and inventory as collateral for the Term Loan Agreement so that the collateral could be used to obtain additional financing as described above from Scherer Capital. In consideration for the release, the Company made a principal payment to the Bank of $160,000 and agreed to shorten the term of the loan from June 2004 to January 2000. The amortization of the loan will remain the same, however a balloon payment will be made in January 2000.


7.  INCOME TAXES:

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

Subsequent to the end of the second quarter, the Company settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. The Company recorded $697,000 of additional taxes and interest in the third quarter and is currently negotiating a repayment plan with the IRS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the third quarter increased 9.6% over the same period in Fiscal 1995, and increased 10% for the nine months ended December 30, 1995 over the first nine months of the prior year. Sales in the first quarter of Fiscal 1995 were low due to a decline in hospital census which the Company believes was due to the uncertainties of healthcare reform. Also, many of the Company's distributors had purchased high levels of product during the fourth quarter of Fiscal 1994 which depressed sales in the first quarter of Fiscal 1995. During the first nine months of Fiscal 1996, the Company implemented a network of independent manufacturer's representatives which supplements the Company's sales force.

The gross margin increased from 23.9% in the third quarter of Fiscal 1995 to 31% in the third quarter of Fiscal 1996. Similar improvements have been achieved in the gross margin for the first nine months: 23.4% in Fiscal 1995 compared to 31.2% in Fiscal 1996. The Company has reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased its vertical integration of the manufacturing process.

Selling and marketing expenses decreased 3.5% and 10.2% for the third quarter and the first nine months of Fiscal 1996, respectively, compared to comparable periods of Fiscal 1995 primarily due to reductions in personnel which occurred during the second quarter of Fiscal 1995 and the second quarter of Fiscal 1996. Advertising and promotion programs costing approximately $85,000 for the first two quarters of Fiscal 1995 were not continued into Fiscal 1996. General and administrative expenses decreased approximately 22% during the first three quarters of Fiscal 1996 compared to the same periods in Fiscal 1995 due to reductions in personnel during the second quarter of Fiscal 1995.

Interest expense increased 16.5% in the third quarter of Fiscal 1996 compared to the same quarter in the prior fiscal year due to interest on monthly installments paid to settle litigation as well as interest on the Company's obligation to the Internal Revenue Service as discussed in Note 7.



LIQUIDITY AND CAPITAL RESOURCES

The Company has taken several steps in Fiscal 1996 to preserve cash and increase profitability on sales, including (i) the addition of independent manufacturer's representatives, (ii) cost reductions in all departments, and (iii) ordering of equipment to increase the automation of the Company's manufacturing process. In December, 1995, the Company signed a promissory note with Scherer Capital, a company controlled by the largest shareholder, Scherer Healthcare, Inc., for maximum borrowings of $1,800,000, of which $1,100,000 had been borrowed at December 30, 1995. The note is secured by the Company's inventory and accounts receivable and is due February 15, 1996. In January, 1996, $400,000 was repaid. The Company is currently in discussions with Scherer Capital to extend the term of the promissory note.

Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due through the fourth quarter of Fiscal 1996 from existing operations and from advances from Scherer Capital. Thereafter, the viability of the Company will be dependent on increasing operating income, the extension of the promissory note discussed above and the successful completion of external financing arrangements, which the Company is currently negotiating. There can be no assurance that the foregoing will occur and there remains substantial doubt about the Company's ability to continue as a going concern.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 3.  DEFAULTS UPON SECURITIES.

On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds have exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds during 1993. During Fiscal 1994, the Company refinanced 96% of the Swiss bonds outstanding with 8% notes, warrants to purchase Marquest common stock and cumulative convertible preferred stock of Scherer Healthcare, Inc. In December, 1995, the Company exchanged an additional Sfr 375,000 of Swiss bonds for $259,000 of 8% notes and $145,000 in cash. The Swiss bonds outstanding at December 30, 1995 and April 1, 1995, including the accrued interest on these bonds of $104,000 and $176,000, respectively, have been classified as current liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit No.              Description                                 Page
     -----------              -----------                                 ----

        10 Promissory Note and Security Agreement dated December 15, 1995, between Marquest Medical
                         Products, Inc. and Scherer Capital, LLC           13

        10(a)            First Amendment to Loan Agreement dated
                         December 18, 1995, between Marquest Medical
                         Products, Inc. and Colorado National Bank         24

        27.              Financial Data Schedule (EDGAR version only)      26

(b)  Reports on Form 8-K

     There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 16, 1996               MARQUEST MEDICAL PRODUCTS, INC.


                                        /s/ William J. Thompson
                                        -----------------------------------
                                        William J. Thompson
                                        President




                                        /s/ Margaret Von der Schmidt
                                        -----------------------------------
                                        Margaret Von der Schmidt
                                        Vice President - Finance and Chief
                                           Financial Officer