Form 10-K
period 1996-03-30
MARQUEST MEDICAL PRODUCTS INC
filed 1996-06-28
CIK 719497

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          _______________________

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 30, 1996            Commission File No. 0-11484
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

                           YES __X__     NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Based on the last reported sales price of $1.8125 on June 18, 1996, the aggregate market value of the voting stock held by non affiliates of the registrant was $8,377,502.

The number of shares outstanding of the registrant's common stock, exclusive of treasury shares, was 14,206,006 on June 18, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

                             TABLE OF CONTENTS


                                  PART I
Item                                                                        Page
- ----                                                                        ----

 1.   Business.................................................................3
 2.   Properties...............................................................8
 3.   Legal Proceedings........................................................8
 4.   Submission of Matters to a Vote of Shareholders..........................8
      Executive Officers of the Registrant.....................................8

                                  PART II

 5.   Market for the Registrant's Common Stock and Related Shareholder
        Matters................................................................9
 6.   Selected Financial Data.................................................10
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10
 8.   Consolidated Financial Statements and Supplementary Data................14
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................39

                                  PART III

10.   Directors and Executive Officers of the Registrant......................39
11.   Executive Compensation..................................................39
12.   Security Ownership of Certain Beneficial Owners and Management..........39
13.   Certain Relationships and Related Transactions..........................39

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........39

      Signatures..............................................................42

                                    PART I

ITEM I.  BUSINESS

GENERAL: Marquest Medical Products, Inc. ("Marquest" or the "Company") was incorporated in 1979 under the laws of the State of Colorado. Marquest is a manufacturer and marketer of disposable medical devices, supplies and equipment for use in the respiratory care, cardiopulmonary support and anesthesia markets.

Marquest manufactures and distributes four major groups of products for use in the respiratory care, cardiopulmonary support and anesthesia markets. The largest of these product groups is the Blood Collection Systems for Diagnostic Testing. This group includes the broad line of Marquest disposable blood gas syringes. Most revenues in this group are generated by the proprietary-designed syringes, which are marketed under the trade names Gas-Lyte and Quik-ABG. As discussed in Note 11 to the Consolidated Financial Statements, the Company executed a sale and leaseback of this product line during Fiscal 1994 with Scherer Healthcare, Inc. ("Scherer") as part of a series of transactions designed to restructure the Company financially. See "Business Transactions with Scherer Healthcare, Inc. and Scherer Capital, LLC."

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

The Company's second largest product line is Aerosolized Medication Delivery Systems, consisting primarily of disposable nebulizers. Nebulizers atomize medications for inhalation into the lungs. The Company offers different nebulizers to accommodate user preferences as well as the requirements for different types of respiratory treatment. Nebulizers are marketed under the trade names Acorn II -Registered Trademark- and Whisperjet. The Acorn II
- -Registered Trademark- Nebulizer is used as part of a circuit package sold under the name, "RespirGard II -Registered Trademark- Nebulizer System".

The RespirGard II -Registered Trademark- Nebulizer System is a device designed for the administration of aerosolized pentamidine (NebuPent
- -Registered Trademark-, a registered trademark of Fujisawa Pharmaceutical Company), a drug used in the treatment of certain respiratory complications that result from the AIDS virus (pneumocystis carinii pneumonia). RespirGard
- -Registered Trademark- II is the only device specifically recommended by Fujisawa and referenced in their labeling and use instructions.

Heated Humidification Systems is the Company's third product group. These systems consist of three subgroups -- humidifiers, heated wire circuits and humidification chambers. Heated Humidification Systems provide a flow of moist, warm air to patients who are at risk from loss of body temperature and drying of the lung linings. There are applications for this product group in both respiratory care and anesthesia.

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

FDA REGULATION AND ADMINISTRATIVE ACTION: The Company and its products are subject to regulation by the United States Food and Drug Administration
("FDA") and virtually all of the Company's products are subject to validation as required by the current Good Manufacturing Practices Regulations ("GMP")
of the FDA. As a result, the FDA engages in periodic inspections of the Company's facilities, its products and its manufacturing processes. In May 1991, the FDA initiated such an inspection, resulting in a report dated May 31, 1991, that contained significant allegations of violations of the GMP regulations. In the report, the FDA alleged that methods used by Marquest and the facilities and controls used in connection with manufacturing, packaging and storage of the medical devices were not in conformity with GMP. The FDA also alleged that Marquest failed to make appropriate Medical Device Reports ("MDRs"). On August 8, 1991, the Company was named in a civil complaint filed by the United States Attorney's Office for the District of Colorado seeking an injunction against the Company and three of its officers and further alleging that the Company was manufacturing its products in violation of GMP, that certain devices were misbranded and adulterated and
violations of several other sections of the Food, Drug and Cosmetic Act.   On
October 1, 1991, the Company and one of the named individual defendants entered into a five-year Consent Decree; the two other individual defendants named in the complaint were dismissed as defendants. The Consent Decree provided for suspension of the Company's United States manufacturing and distribution operations until the Company demonstrated it had adequate controls in place to ensure products were consistently produced in substantial compliance with GMP regulations. The suspension continued until January 9, 1992, at which time the FDA's Denver District office informed the Company that it was authorized to renew its operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 7 of the Notes to Consolidated Financial Statements.

During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with two observations noted, which were corrected; there were no inspections during Fiscal 1995.

During Fiscal 1996, the FDA again inspected the Company's operations for compliance with the FDA's Good Manufacturing Practices. The Company continues to be subject to a five-year Consent Decree with the FDA in connection with the Company's compliance with GMP regulations, which Consent Decree expires in October 1996. The Company was issued an inspection report with three observations noted. The Company responded to the observations, including providing specific corrective action.

In May, 1996, subsequent to year end, the FDA concluded an inspection with six deficiency observations noted. Many of the observations noted refer to the lack of training regarding assembly, testing and sampling. The Company is taking corrective action, including retraining employees, and implementing other changes in order to respond to the FDA's concerns. These changes and corrective actions have been presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. Due to the observations noted and the pending expiration of the Consent Decree in October 1996, the FDA has conducted more frequent inspections of the Company's operations. The FDA will verify the Company's implementation of corrective action at another inspection which will occur prior to mid-August, 1996. The Company cannot predict the outcome of the FDA's inspection or whether or not the FDA will take any additional action with respect to this matter.

INDUSTRY SEGMENTS AND FOREIGN SALES: The Company has one industry segment: it manufactures and distributes medical devices and equipment to the healthcare provider sector. All of the Company's current operations and assets are located in the United States. Export sales are discussed in Note 1 to the Consolidated Financial Statements.

Most export customers have been purchasing product from the Company for several years and are sold to on an open credit basis. New customers generally are sold products on a letter of credit or other secured basis until an appropriate experience level is reached. The Company does not perceive, and has not experienced, any unusual risk in its export activity. Export sales are billed to the Company's customers in U.S. dollars.

MARKETING AND CUSTOMERS: The Company focuses a substantial portion of its resources on marketing and sales. It emphasizes in-service training for its clinical customers, distributor training and direct marketing. In-service training educates customers about the Company's products and is supported by continuing efforts to introduce product design changes that eliminate application difficulties, such as converting from liquid heparin to a dried form to eliminate dilutional errors in blood gas analysis tests. Close working relationships with medical personnel also have led to the development of better and safer applications for the Company's products, such as development of the RespirGard II -Registered Trademark- circuit, which is used in the treatment of AIDS-associated respiratory illnesses.

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

The Company distributes most of its manufactured products through a network of respiratory or anesthesia distributors. This network includes hospital supply distributors as well as over a thousand home healthcare dealers who historically have distributed certain of the Company's products to users in the home. There are some direct sales to certain large hospitals or to hospitals in areas where the Company has no dealer support, to certain government agencies and to original equipment manufacturer ("OEM") customers.

The Company's international sales and marketing efforts are managed from its corporate offices located in Englewood, Colorado. Europe, the Middle East, Asia and Pacific Rim territories are managed by field sales representatives and specialty distributors. Mexico, Central America, South America, and South Africa are managed using specialty distributors. The international distributors act in much the same way as the domestic distributors to supply the Company's products. The Company also participates in major international trade shows annually.

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

During Fiscal 1996, 1995, and 1994, the Company had one distributor, Tri-anim Health Services, Inc. of Sylmar, California, who accounted for 19%, 19%, and 18%, respectively, of the Company's sales.

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

Historically, the Company has not had a significant backlog of firm orders for its products. With the exception of orders for future delivery or for specially assembled products, most orders have been shipped within one week of receipt and the Company has maintained predetermined levels of finished goods inventories to ensure that this ability is preserved. The Company had a backlog of orders to ship of approximately $158,000 and $99,000 at March 30, 1996 and April 1, 1995, respectively.

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

COMPETITION: The medical device business is highly competitive. The Company competes with three major competitors in the manufacture and distribution of its blood collection systems, four major competitors in respiratory and nebulizer products and two major competitors in its heated humidification products. A number of the Company's competitors are larger companies with greater resources and more diversified lines of medical products and services.

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

The Company's product development program includes its internal efforts as well as the acquisition of new products from others. In Fiscal 1996, 1995 and 1994, the Company expensed royalties and license fees of approximately $2,000, $54,000 and $15,000, respectively, in connection with products developed by others. The Company spent approximately $155,000, $140,000 and $126,000, respectively, on internal product development in Fiscal 1996, 1995 and 1994.

Many risks exist in new product development and there is no assurance that any of the products currently under development by the Company can be successfully developed or, if introduced, will prove to be commercially successful products.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES: The Company holds numerous patents for its manufactured products. It also holds licenses from individuals to manufacture a number of proprietary products. The Company makes renewal filings on patents and trademarks periodically in accordance with Federal regulations. Patents, trademarks and licenses afford the Company a measure of protection for its proprietary products, and the Company has taken a posture of defending to the fullest extent possible the rights attendant to the patents, trademarks and licenses. However, it has been the Company's experience that patents offer limited protection because the degree of specialization in its products is so extensive that the patents on them can, in some cases, be circumvented.

EMPLOYEES: At June 1, 1996, the Company had a total of 291 employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified personnel.

QUASI-REORGANIZATION: During the first quarter of Fiscal 1994, the Company completed significant changes to its operations: (i) reintroduction of substantially all of its product lines into the market after ceasing operations after the FDA shutdown in Fiscal 1992, (ii) consolidation of its manufacturing facilities in Mexico and Parker, Colorado into its Englewood, Colorado facility, (iii) changes in senior management, and (iv) successful completion of the first exchange offer to the Swiss bondholders in which 91% of the bonds were exchanged. Considering these changes, the Company determined that it was appropriate to effect a quasi-reorganization. The quasi-reorganization was approved by the Board of Directors in June, 1993, and was effective July 3, 1993. See Note 12 to the Consolidated Financial Statements for a discussion of the effects of the quasi-reorganization on the accounts of the Company.

BUSINESS TRANSACTIONS WITH SCHERER HEALTHCARE, INC. AND SCHERER CAPITAL,
LLC.: During Fiscal 1994, the Company consummated two related financing transactions to provide the Company with necessary liquidity and to effect an exchange offer for defaulted Swiss Bonds, pursuant to the Omnibus Agreement between the Company and Scherer Healthcare, Inc., dated April 12, 1993.

The Company sold its Arterial Blood Gas product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare, Inc. ("Scherer") for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The option to repurchase, originally expiring on May 31, 1996, was extended by Scherer and the Company until June 15, 1999. The Company granted Scherer warrants to purchase 5,780,000 shares of common stock of the Company at $.75 per share as consideration for the repurchase option. Of these warrants, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable in exchange for cash or, if exercised by Scherer or a Scherer affiliate, for common stock of Scherer. Scherer may elect to exercise these warrants for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

Prior to the above transaction, Scherer had advanced the Company $1,750,000. In consideration for that advance, the Company granted to Scherer warrants to purchase 800,000 shares of the Company's common stock at $.75 per share exercisable until March 31, 1999. The advance was repaid with the proceeds from the sale and leaseback transaction but the warrants remain outstanding.

During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on the obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. In May 1994, Scherer converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock at $.75 per common share. In March 1996, Scherer converted the remaining balance of the 8% note of $1,851,600, $486,571 in related accrued interest due to Scherer and $376,330 owed to Scherer for management fees into 3,877,859 shares of the Company's common stock at $.70 per share. At March 30, 1996, Scherer owns 50.8% of the Company's outstanding common stock. The Scherer preferred stock is convertible into Scherer common stock.

In three exchange offers during Fiscal 1994, the bondholders exchanged 16,320,000 Swiss Francs in bonds, 96% of the total bonds outstanding, for a combination of Marquest debt, warrants to purchase common stock of the Company, and the convertible preferred stock of Scherer. In the exchange, the Swiss bondholders received (i) cumulative convertible preferred stock of Scherer for 35% of the principal and accrued interest of the tendered bonds;
(ii) unsecured 8% U.S. dollar denominated notes of the Company maturing March 31, 1999 with an aggregate principal amount of $2,875,000, and (iii) warrants to purchase 165,000 and 1,432,416 shares of Marquest common stock at $.25 and $.75 per share, respectively, exercisable until March 31, 1999.

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

In March 1996, Scherer Capital, LLC. ("Scherer Capital"), a company controlled by the largest shareholder of Scherer Healthcare, Inc., purchased 2,061,856 shares of the Company's common stock at $.485 per common share for $1,000,000. Also in March 1996, Scherer Capital agreed to loan the Company a maximum of $1,500,000, of which

$700,000 has been borrowed at March 30, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements. Scherer Capital owns 14.5% of the Company's outstanding common stock.

ITEM 2.  PROPERTIES

The Company's principal office, which is owned by the Company, is located at 11039 E. Lansing Circle, Meridian Office Park, in Douglas County, Colorado. This facility consists of 88,000 square feet and houses all of the Company's manufacturing activities. The building also houses certain warehousing functions and most administrative functions of the Company. The Company leases approximately 45,000 square feet of warehouse space in Aurora, Colorado pursuant to a lease that expires in April 1998. The Company believes its owned and leased facilities are adequate for its operations in the foreseeable future. See Notes 4 and 9 to the Consolidated Financial Statements regarding encumbrances on the Company's manufacturing and office facility.

ITEM 3.  LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements for a description of legal proceedings at March 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.


                         EXECUTIVE OFFICERS

The executive officers of the Company as of June 1, 1996 are listed below:


      Name and Age                        Positions with the Company
      ------------                        --------------------------
Robert P. Scherer, Jr. (63)      Chairman, Chief Executive Officer and Director
                                 of the Company since February 1995. Chairman and Chief Executive of Scherer Scientific, Ltd.
                                 since 1986. Director of Scherer Healthcare,
                                 Inc., an affiliate of the  Company, since 1977;
                                 Chairman and Chief Executive Officer of Scherer
                                 Healthcare, Inc. since February, 1995.

William J. Thompson (62)         President of the Company since February 1995;
                                 Vice Chairman and Chief Operating Officer of the Company since April 1994; Director of the Company since August 1993. President, Chief
                                 Operating Officer and Director of Scherer
                                 Healthcare, Inc., an affiliate of the Company, since August, 1984.

Margaret E. Von der Schmidt (44) Vice President - Finance of the Company since
                                 February 1994; Secretary of the Company since February 1995; Director of Finance of the Company from November 1993 to January 1994. Pursued various business opportunities and interests from January 1993 to November 1993. Assistant Corporate Controller, U S WEST, Inc. (a telecommunications company), from December 1985 to December 1992.

The officers serve until their successors have been elected and qualified.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS:

On July 1, 1983, the Common Stock of the Company commenced trading in the over-the-counter market and was quoted on the Nasdaq system. From March 20, 1984 to October 14, 1994, the Company's stock was listed for trading on the Nasdaq National Market System. Effective October 14, 1994, the Company's Common Stock was included in the Nasdaq SmallCap Market. The Company's Common Stock is quoted under the symbol MMPI. The table below shows, for the period indicated, the range of high and low sales prices for Fiscal 1996 and 1995. All quotations were reported to the Company by Nasdaq and represent actual transactions and not inter-dealer quotations.

                                     1996                1995
                              ------------------   -----------------
                                High       Low       High      Low
                              ---------  -------   -------  --------
First Quarter                 $     5/8  $   3/8   $ 2 1/4  $ 1  5/8
Second Quarter                  2  5/16     7/16     1 7/8    1 1/16
Third Quarter                   1  5/16      1/2     1 1/4       3/8
Fourth Quarter                  2  1/16     9/16       5/8       1/4


The closing sale price of the Company's Common Stock on June 18, 1996, as reported on Nasdaq, was $1.8125.

As of June 11, 1996, the Company had 461 holders of record of its Common Stock. It is estimated that the total number of holders of the Common Stock is approximately 3,000.

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


                                         Fiscal     Fiscal      Nine       Three     Fiscal     Fiscal
                                          Year       Year      Months      Months     Year       Year
                                          Ended      Ended      Ended      Ended     Ended      Ended
                                        March 30,   April 1,   April 2,   July 3,   April 3,   March 28,
                                          1996        1995       1994      1993       1993       1992
                                        ----------------------------------------------------------------
Net revenues                            $22,443     $20,576    $17,139    $5,327    $21,935    $30,294
Net loss from continuing
  operations before extraordinary
  item                                      (60)     (3,450)    (2,312)   (1,042)   (18,542)    (6,078)
Net loss                                    (60)     (3,450)    (2,030)     (336)   (18,338)   (10,100)

LOSS PER COMMON SHARE:
  Continuing operations before
    extraordinary item                    (0.01)      (0.46)     (0.51)    (0.23)     (4.17)     (1.41)
  Net loss                                (0.01)      (0.46)     (0.45)    (0.07)     (4.12)     (2.34)

Total Assets                             15,393      13,992     16,929    18,366     21,007     40,529
Long-Term Obligations                     4,990       5,961      7,659     6,745          0      1,589
Cash Dividend Declared Per
  Common Share                             0.00        0.00       0.00      0.00       0.00       0.00

During the third quarter of Fiscal 1992, the Company's operations were temporarily suspended by the FDA. See Note 7 to the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective July 3, 1993, the Company effected a quasi-reorganization as discussed in Note 12 to the Consolidated Financial Statements. The Company has segregated its Consolidated Statements of Operations into the three-month period prior to and the nine-month period subsequent to the quasi-reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                          FOOD AND DRUG ADMINISTRATION

The impact of the United States Food and Drug Administration's ("FDA") action against the Company in August 1991 has had a significant and pervasive effect on the Company.

On August 8, 1991, the United States Attorney's Office for the District of Colorado filed a complaint seeking an injunction against the Company and three of its officers. The complaint alleged that the Company was manufacturing products in violation of the FDA's Current Good Manufacturing Practice Regulations ("GMP"). The complaint also alleged that certain of the Company's products were misbranded and adulterated for violating other relevant sections of the Federal Food, Drug and Cosmetic Act. On October 1, 1991, the Company and one of the named individual defendants entered into a five-year Consent Decree. The two other individuals originally named in the complaint for injunction were dismissed as defendants.

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

During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with two observations noted, which were corrected; there were no inspections during Fiscal 1995.

During Fiscal 1996, the FDA again inspected the Company's operations for compliance with the FDA's Good Manufacturing Practices. The Company continues to be subject to a five-year Consent Decree with the FDA in connection with the Company's compliance with GMP regulations, which Consent Decree expires in October 1996. The Company was issued an inspection report with three observations noted. The Company responded to the observations, including providing specific corrective action.

In May, 1996, subsequent to year end, the FDA concluded an inspection with six deficiency observations noted. Many of the observations noted refer to the lack of training regarding assembly, testing and sampling. The Company is taking corrective action, including retraining employees, and implementing other changes in order to respond to the FDA's concerns. These changes and corrective actions have been presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. Due to the observations noted and the pending expiration of the Consent Decree in October 1996, the FDA has conducted more frequent inspections of the Company's operations. The FDA will verify the Company's implementation of corrective action at another inspection which will occur prior to mid-August, 1996. The Company cannot predict the outcome of the FDA's inspection or whether or not the FDA will take any additional action with respect to this matter.


                        FINANCIAL CONDITION

INVENTORIES, NET: The Company's net inventory increased to $3,393,000 at March 30, 1996 from $2,610,000 at April 1, 1995. The increase in inventory is due to the Company stocking inventory in Europe and management's commitment to stocking more inventory domestically to provide improved customer service.

DEBT AND SHAREHOLDER'S EQUITY: During Fiscal 1996, Scherer Healthcare, Inc. converted the remaining principal of $1,852,000 of the Company's 8% note payable into common stock of Marquest at $.70 per share. Scherer Healthcare, Inc. also converted the accrued interest on the 8% note of $487,000 and $376,000 in accrued management fees to common stock of the Company at $.70 per share.

In Fiscal 1996, Scherer Capital, LLC. ("Scherer Capital"), a Company controlled by the largest shareholder of Scherer Healthcare, Inc., provided the Company with a short-term loan of $700,000 which was refinanced with Scherer Capital on a long-term basis. The Company can borrow an additional $800,000 under this loan agreement. Scherer Capital invested $1,000,000 in the Company, purchasing 2,061,856 shares of common stock at $.485 per share. As a result of these transactions, the Company's shareholders' equity increased by approximately $3.7 million.

Before exercise of any warrants, Scherer Healthcare, Inc. and Scherer Capital own 50.8% and 14.5%, respectively, of the Company's common stock at March 30, 1996.

                       RESULTS OF OPERATIONS

FISCAL 1996 VERSUS FISCAL 1995

SALES, COST OF SALES AND GROSS PROFIT: Sales increased 9% from $20,576,000 in Fiscal 1995 to $22,443,000 in Fiscal 1996. Sales in the first quarter of Fiscal 1995 were low due to a decline in hospital census which the Company believes was due to the uncertainties of healthcare reform. Also, many of the Company's distributors purchased high levels of product during the fourth quarter of Fiscal 1994, which depressed sales in the first quarter of Fiscal 1995.

This did not occur in Fiscal 1996, and sales increased to previous levels. In Fiscal 1996, the Company implemented a network of independent manufacturer's representatives which supplemented the Company's sales force and increased sales.

The Company's gross margin increased from 24% in Fiscal 1995 to 32% in Fiscal 1996. The Company has reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased its vertical integration of the manufacturing process. The gross margin improvement was also due to increased manufacturing volume which improved overhead absorption.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 25% from $3,193,000 in Fiscal 1995 to $2,391,000 in Fiscal 1996 due to reductions in personnel and a decrease in legal and litigation expenses.

OTHER INCOME: Other income increased primarily due to $488,000 in royalty income received in the fourth quarter of Fiscal 1996 on the Company's patents related to the ABG product line. The royalty agreement expired during Fiscal 1996. In Fiscal 1996, the Company sold its 10% investment in Seabrook Medical Systems, Inc. at a gain of $200,000.

INCOME TAXES: In Fiscal 1996 the Company settled tax issues related to audits by the Internal Revenue Service ("IRS") for fiscal years 1982-1988. The Company recorded $697,000 of taxes and interest related to the settlement of these tax issues during Fiscal 1996. The Company has negotiated a repayment plan of monthly installments of $40,000 per month through approximately September 1998.

FISCAL 1995 VERSUS FISCAL 1994

SALES, COST OF SALES AND GROSS PROFIT: Sales decreased 8.4% from Fiscal 1994 to Fiscal 1995. The Company entered the first quarter of Fiscal 1994 with a backorder due to the closing of the Company's manufacturing plant in Nogales, Mexico and its distribution center in Nogales, Arizona. Many of the Company's distributors purchased high levels of product during the fourth quarter of Fiscal 1994, which depressed sales in the first quarter of Fiscal 1995. This purchasing pattern by distributors did not occur in the fourth quarter of Fiscal 1995. During Fiscal 1995, the Company implemented a territorial reorganization of its distributors. This reorganization expanded certain distributors' sales territories and dropped other distributors from the Company's network, resulting in a decrease in sales as not all business to customers of the dropped distributors was retained by the Company. Sales also decreased in Fiscal 1995 due to a decline in hospital census which the Company's believes is due to the uncertainties surrounding healthcare reform.

The gross margin continued to increase to 24% in Fiscal 1995 from 20% in Fiscal 1994. During Fiscal 1994, the cost of sales and gross margin were negatively impacted by the closing and relocation of the Company's manufacturing and distribution facilities in Mexico, Arizona and Colorado to its principal location in Englewood, Colorado. During Fiscal 1995, the Company reduced manufacturing costs through reductions in personnel, improved operational efficiencies and increased vertical integration of the manufacturing process. During Fiscal 1995, the Company internally produced a larger portion of the molded components used in the Company's products than was done in Fiscal 1994. Internally manufactured components are less expensive than the same components purchased from outside vendors.

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

INTEREST INCOME: Interest and other income for Fiscal 1995 declined 77% from Fiscal 1994 primarily due to a $200,000 decrease in the gain on the sale of assets no longer used in the business plus decreases in interest income on the Company's money market account due to lower cash balances and the pay off during Fiscal 1995 of a note receivable on which the Company was earning 8% interest.

INTEREST EXPENSE: Interest expense decreased 37% during Fiscal 1995 due to the conversion by Scherer Healthcare, Inc. of $2,500,000 of debt to equity in the Company in May 1994.

                  LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Cash used in operations decreased from $994,000 in Fiscal 1995 to $79,000 in Fiscal 1996. Improvements in the results of operations as discussed above were responsible for the improvement in operating cash flow in Fiscal 1996.

FINANCING ACTIVITIES: During the third quarter of Fiscal 1996, Scherer Capital, LLC. ("Scherer Capital"), a company controlled by the largest shareholder of Scherer Healthcare, Inc., advanced the Company $700,000 which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt.
The debt, which bears interest at 1-1/2% over prime, is secured by inventory and equipment and is convertible at a rate of $.70 per share. The debt agreement provides for additional borrowing availability of $800,000 which can be borrowed through February 2001.

In March 1996, Scherer Capital invested $1,000,000 in the Company through the purchase of 2,061,856 shares of common stock at a rate of $.485 per share. Also in March 1996, Scherer Healthcare, Inc. ("Scherer") converted a $1.8 million note of the Company into common stock at a rate of $.70 per share. The original terms of the note provided for a conversion rate of $.75 per share and was convertible at the option of the holder. In a related transaction, the Company accepted a proposal to exchange the accrued interest on the note payable to Scherer of $487,000 as well as management fees owed to Scherer of $376,000 for the Company's common stock at a rate of $.70 per share.

The above financing transactions were consummated to provide the Company with needed liquidity for working capital and capital investment, and to decrease the Company's level of debt. Management believes these financing arrangements reflect more favorable terms than could be obtained from other sources. Because the financing came from an affiliate of the Company, the financing was approved by an independent committee of the Board of Directors who obtained a fairness opinion from an investment banking firm.

The Company is currently negotiating with a bank for a line of credit secured by accounts receivable. The line of credit would be available for working capital and other general corporate purposes. Negotiations are expected to be completed during the second quarter of Fiscal 1997, however, there can be no assurance that the line of credit financing will be made available to the Company.

The Company's planned capital investment for Fiscal 1997 is approximately $1,000,000 to replace equipment and acquire new equipment in the Company's ongoing effort to automate its manufacturing process. These capital investments will be funded through internally generated funds and the available borrowings of $800,000 through Scherer Capital.

Management of the Company believes that it can fund its current operating levels and meet its obligations during Fiscal 1997 from cash on hand at March 30, 1996, from internally generated funds and from available borrowings. To the extent that Fiscal 1997 operations are not sufficient to support anticipated capital expenditures, the Company's planned investment in capital expenditures will be reduced.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Public Accountants . . . . . . . . .Page 15

    Consolidated Balance Sheets. . . . . . . . . . . . . . . .Page 16

    Consolidated Statements of Operations. . . . . . . . . . .Page 17

    Consolidated Statements of Shareholders' Equity. . . . . .Page 19

    Consolidated Statements of Cash Flows. . . . . . . . . . .Page 20

    Notes to Consolidated Financial Statements . . . . . . . .Page 24

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Schedule II -- Valuation and Qualifying Accounts . . . . .Page 38

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Marquest Medical Products, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MARQUEST MEDICAL PRODUCTS, INC. (a Colorado corporation) and subsidiaries as of March 30, 1996 and April 1, 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal years ended March 30, 1996, April 1, 1995 and the nine months ended April 2, 1994 (post quasi-reorganization--Note 12), and for the three months ended July 3, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marquest Medical Products, Inc. and subsidiaries as of March 30, 1996 and April 1, 1995 and the results of their operations and their cash flows for the fiscal years ended March 30, 1996, April 1, 1995 and the nine months ended April 2, 1994 (post quasi-reorganization) and for the three months ended July 3, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP



Denver, Colorado,
May 6, 1996.

                            MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (THOUSANDS OF DOLLARS)


                                                         ASSETS
                                                                       March 30,        April 1,
                                                                         1996             1995
                                                                       ---------        --------
CURRENT ASSETS
 Cash and cash equivalents                                             $  1,635         $    562
 Trade accounts receivable, less allowances for
   doubtful accounts of $94 and $132, respectively                        2,915            2,847
 Notes and other receivables                                                181               --
 Inventories                                                              3,393            2,610
 Prepaid expenses                                                           173              260
                                                                       ---------        --------
   Total current assets                                                   8,297            6,279

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                               7,055            7,671
OTHER ASSETS                                                                 41               42
                                                                       ---------        --------
                                                                       $ 15,393         $ 13,992
                                                                       ---------        --------
                                                                       ---------        --------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                      $  1,001         $  1,220
 Accrued liabilities                                                      3,728            3,622
 Payable to related parties                                                  48              683
 Short-term debt                                                            803            1,267
                                                                       ---------        --------
   Total current liabilities                                              5,580            6,792

LONG-TERM DEBT                                                            4,990            5,961
                                                                       ---------        --------
   Total liabilities                                                     10,570           12,753
                                                                       ---------        --------

COMMITMENTS AND CONTINGENGIES (Notes 2 and 6)

SHAREHOLDERS' EQUITY

 Common stock, no par value; 50,000,000 shares authorized;
 14,207,435 and 8,102,720 shares issued and outstanding,
 respectively                                                             9,834            6,177
 Warrants                                                                   599              612
 Retained earnings (deficit) ($20,434 of retained deficit
   eliminated at July 3, 1993 relating to quasi-reorganization)          (5,540)          (5,480)
 Treasury stock, 20,840 shares                                              (70)             (70)
                                                                       ---------        --------
   Total shareholders' equity                                             4,823            1,239
                                                                       ---------        --------
                                                                       $ 15,393         $ 13,992
                                                                       ---------        --------
                                                                       ---------        --------


              The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     Fiscal Year       Fiscal Year      Nine Months       Three Months
                                        Ended             Ended            Ended              Ended
                                      March 30,          April 1,         April 2,           July 3,
                                         1996              1995             1994               1993
                                     ------------      -----------      -----------       ------------
                                                                                          (Pre quasi-
                                                                                         reorganization)
NET REVENUES                        $   22,443        $   20,576       $   17,139           $   5,327

COST OF SALES                          (15,305)          (15,666)         (13,448)             (4,513)
                                    ----------        ----------       ----------           ---------
GROSS PROFIT                             7,138             4,910            3,691                 814

COSTS AND EXPENSES
  Sales and marketing                   (4,082)           (4,323)          (2,872)               (969)
  General and administrative            (2,391)           (3,193)          (2,276)               (941)
  Research and development                (155)             (140)             (87)                (39)
                                    ----------        ----------       ----------           ---------
OPERATING  INCOME (LOSS)                   510            (2,746)          (1,544)             (1,135)

OTHER INCOME (EXPENSES)
  Interest, dividend & other
   income                                  410               113              340                 159
  Royalty income                           488             --               --                   --
  Interest expense                        (685)             (626)            (911)                (81)
  Other expense                           (114)              (27)               5                  (5)
  Foreign exchange gain (loss)              28              (164)            (202)                 20
                                    ----------        ----------       ----------           ---------
INCOME (LOSS) BEFORE INCOME
 TAXES                                     637            (3,450)          (2,312)             (1,042)

INCOME TAXES                              (697)            --               --                   --
                                    ----------        ----------       ----------           ---------
NET LOSS BEFORE EXTRAORDINARY
 ITEM                                      (60)           (3,450)          (2,312)             (1,042)

EXTRAORDINARY ITEM                       --                --                 282                 706
                                    ----------        ----------       ----------           ---------
NET LOSS                            $      (60)       $   (3,450)      $   (2,030)          $    (336)
                                    ----------        ----------       ----------           ---------
                                    ----------        ----------       ----------           ---------

(Continued on next page)

                         MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     Fiscal Year       Fiscal Year      Nine Months       Three Months
                                        Ended             Ended            Ended              Ended
                                      March 30,          April 1,         April 2,           July 3,
                                         1996              1995             1994               1993
                                     ------------      -----------      -----------       ------------
                                                                                          (Pre quasi-
                                                                                         reorganization)
(Continued from previous page)

EARNINGS (LOSS) PER COMMON
 SHARE:
  Continuing operations and before
   extraordinary item               $    (0.01)       $    (0.46)      $    (0.51)          $   (0.23)
  Extraordinary item                      --                --               0.06                0.16
                                    ----------        ----------       ----------           ---------
  Net loss                          $    (0.01)       $    (0.46)      $    (0.45)          $   (0.07)
                                    ----------        ----------       ----------           ---------
                                    ----------        ----------       ----------           ---------
  Weighted average number of
   common shares outstanding
   during the period                 8,268,242         7,483,612        4,484,626           4,466,907
                                    ----------        ----------       ----------           ---------
                                    ----------        ----------       ----------           ---------

          The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  (Thousands of Dollars Except Share Amount)


                                                Common Stock       Retained       Treasury Stock
                                          ----------------------   Earnings/   ---------------------
                                            Shares      Amount     (Deficit)    Shares      Amount     Warrants
                                          ----------   ---------   ---------   ---------   ---------   ---------
BALANCE, April 3, 1993                     4,474,532    $19,815    ($20,098)    (20,840)     ($125)        --

Net loss, 3 months ended 7/3/93               --           --          (336)       --          --          --
Stock issuances--
    Options exercised                         30,000         23        --          --          --          --
    Stock purchase plan                          934          1        --          --          --          --
Warrants issued--
    Scherer Healthcare (Note 11)              --           --          --          --          --         3,290
    Swiss Bond exchange (Note 11)             --           --          --          --          --           714
Quasi-reorganization  (effective
    7/3/93)                                   --        (17,125)     20,434        --           55       (3,456)
                                          ----------   ---------   ---------   ---------   ---------   ---------
Post quasi-reorganization
    balances                               4,505,466      2,714        --       (20,840)       (70)         548

Net loss, 9 months ended 4/2/94               --           --        (2,030)       --          --          --
Refund of income taxes related
    to periods prior to quasi-
    reorganization (Note 12)                  --            745        --          --          --          --
Warrants issued -- Swiss Bond
    exchange (Note 11)                        --           --          --          --          --            84
                                          ----------   ---------   ---------   ---------   ---------   ---------

BALANCE, April 2, 1994                     4,505,466      3,459      (2,030)    (20,840)       (70)         632

Net loss                                      --           --        (3,450)       --          --          --
Stock issuances --
    Conversion of debt                     3,333,333      2,500        --          --          --          --
    Warrants exercised                       263,921        218        --          --          --           (20)
                                          ----------   ---------   ---------   ---------   ---------   ---------

BALANCE, April 1, 1995                     8,102,720      6,177      (5,480)    (20,840)       (70)         612

Net loss                                      --           --           (60)       --          --          --
Stock issuances --
     Conversion of debt                    3,877,859      2,715        --          --          --          --
     Warrants exercised                      165,000         54        --          --          --           (13)
     Sale of stock to related party        2,061,856      1,000        --          --          --          --
     Stock issuance costs                     --           (112)       --          --          --          --
                                          ----------   ---------   ---------   ---------   ---------   ---------

BALANCE, March 30, 1996                   14,207,435     $9,834     ($5,540)    (20,840)      ($70)        $599
                                          ----------   ---------   ---------   ---------   ---------   ---------
                                          ----------   ---------   ---------   ---------   ---------   ---------

         The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                               MARQUEST MEDICAL PRODUCTS, INC.
                                     AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSAND OF DOLLARS)


                                                    Fiscal        Fiscal      Nine        Three
                                                     Year          Year      Months      Months
                                                    Ended         Ended      Ended        Ended
                                                   March 30,     April 1,   April 2,     July 3,
                                                     1996         1995       1994         1993
                                                  ----------  ----------- ---------- --------------
                                                                                      (Pre quasi-
                                                                                     reorganization)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                        $    (60)   $  (3,450)  $ (2,030)   $    (336)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
    Depreciation and amortization                    1,050        1,364      1,236          607
    Provision for losses on accounts receivable         24           21        (62)          15
    Gain from extinguishment of debt                   (32)          --       (282)        (706)
    Gain on sale of assets                            (225)         (70)      (219)         (50)
    (Gain)/loss on foreign currency translation        (28)         164        202          (20)
    Income tax refund                                   --           --        745           --
  Net change in operating assets and
   liabilities-
    Trade accounts receivable                          (92)         207       (279)        (800)
    Notes and other receivables                       (181)          74        145          212
    Inventories and prepaid items                     (696)         297        392         (276)
    Other assets                                        (3)         (10)        57          (30)
    Accounts payable, accrued expenses and
     payable to related parties                        115          535       (146)      (1,571)
    Other long term liabilities                         --         (176)      (463)          --
    Accrued interest on Swiss bonds                     49           50         68            6
                                                  --------    ---------   --------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             $    (79)   $    (994)  $   (636)   $  (2,949)
                                                  --------    ---------   --------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds received on notes from related
   party                                                --          375        225           --
  Purchases of equipment                               (66)        (666)    (1,192)        (458)
  Proceeds from disposition of assets                  225          245        224          468
                                                  --------    ---------   --------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                  159          (46)      (743)          10
                                                  --------    ---------   --------    ---------


(Continued on next page)

                               MARQUEST MEDICAL PRODUCTS, INC.
                                     AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSAND OF DOLLARS)


                                                    Fiscal        Fiscal      Nine        Three
                                                     Year          Year      Months      Months
                                                    Ended         Ended      Ended        Ended
                                                   March 30,     April 1,   April 2,     July 3,
                                                     1996         1995       1994         1993
                                                  ----------  ----------- ---------- --------------
                                                                                      (Pre quasi-
(Continued from previous page)                                                       reorganization)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from notes payable                        1,100          220         --        1,750
  Payments on note payable                            (400)          --         --       (1,750)
  Proceeds from sale of ABG product line                --           --         --        4,500
  Principal payments on borrowings and capital leases (596)        (280)       (34)         (67)
  Issuance of common stock, net                        889           --         --           24
  Proceeds from capital lease                           --           --        591           --
                                                  --------    ---------   --------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  993          (60)       557        4,457
                                                  --------    ---------   --------    ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    1,073       (1,100)      (822)       1,518

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                   562        1,662      2,484          966
                                                  --------    ---------   --------    ---------

CASH AND CASH EQUIVALENTS.
 END OF PERIOD                                    $  1,635    $     562   $  1,662    $   2,484
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
   Interest                                       $    462    $     445   $    374    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

   Income taxes                                   $    630    $      --   $     --    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

(Continued on next page)

                               MARQUEST MEDICAL PRODUCTS, INC.
                                     AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSAND OF DOLLARS)


                                                    Fiscal        Fiscal      Nine        Three
                                                     Year          Year      Months      Months
                                                    Ended         Ended      Ended        Ended
                                                   March 30,     April 1,   April 2,     July 3,
                                                     1996         1995       1994         1993
                                                  ----------  ----------- ---------- --------------
                                                                                      (Pre quasi-
(Continued from previous page)                                                       reorganization)

NONCASH INVESTING AND FINANCING
 TRANSACTIONS-
  Refinancing of Swiss debt-
    Warrants issued                               $     --    $      --   $     84    $     714
    Notes issued                                       259           --        482        6,745
    Bonds and accrued interest retired                (291)          --         --           --
    Prospective interest on notes                       --           --         --        3,246
                                                  --------    ---------   --------    ---------
                                                  $    (32)   $      --   $    566    $  10,705
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Sale leaseback of ABG product line-
    Warrants issued                               $     --    $      --   $     --    $   3,290
    Net book value of ABG assets                        --           --         --          245
    Deferred gain                                       --           --         --          965
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $     --    $   4,500
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Quasi-reorganization-
    Prospective interest on notes                 $     --    $      --   $     --    $  (3,226)
    Deferred gain                                       --           --         --         (965)
    Goodwill                                            --           --         --        4,283
    Retained deficit                                    --           --         --       20,434
    Common stock                                        --           --         --      (17,125)
    Warrants                                            --           --         --       (3,456)
    Treasury stock                                      --           --         --           55
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $     --    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Debt conversion-
    Note payable to Scherer Healthcare, Inc.      $ (1,852)   $  (2,500)  $     --    $      --
    Payable to related parties                        (863)          --         --           --
    Common stock issued                              2,715        2,500         --           --
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $     --    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

(Continued on next page)

                               MARQUEST MEDICAL PRODUCTS, INC.
                                     AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSAND OF DOLLARS)


                                                    Fiscal        Fiscal      Nine        Three
                                                     Year          Year      Months      Months
                                                    Ended         Ended      Ended        Ended
                                                   March 30,     April 1,   April 2,     July 3,
                                                     1996         1995       1994         1993
                                                  ----------  ----------- ---------- --------------
                                                                                      (Pre quasi-
(Continued from previous page)                                                       reorganization)

  Refinancing of Industrial Revenue Bonds-
    Bonds retired                                 $     --    $  (1,300)  $     --    $      --
    Note payable issued to bank                         --        1,300         --           --
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $     --    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Warrants-
    Warrants exercised                            $    (13)   $     (20)  $     --    $      --
    Common stock issued                                 53          218         --           --
    Swiss notes retired                                (40)        (198)        --           --
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $     --    $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Capital lease-
    Capital lease obligation                          (364)          --         --           --
    Purchase of equipment                              364           --         --           --
                                                  --------    ---------   --------    ---------
                                                  $     --    $      --   $    --     $      --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------

  Conversion of short-term note to long-term
    debt-                                                                                    --
    Short-term debt to Scherer Capital, LLC.          (700)          --        --            --
    Note payable to Scherer Capital, LLC.              700           --        --            --
                                                  --------    ---------   --------    ---------
                                                        --           --        --            --
                                                  --------    ---------   --------    ---------
                                                  --------    ---------   --------    ---------


                  The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ORGANIZATION. Marquest Medical Products, Inc. ("Marquest" or the "Company") is a manufacturer and marketer of disposable medical devices, supplies and equipment for use in the respiratory care, cardiopulmonary support and anesthesia markets. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE. Revenue is recognized at the time the product is shipped. The Company's export sales for the latest three fiscal years are presented in the table below. Profits on export sales have been comparable to those associated with domestic sales.


                                                     ($000)
                                      -----------------------------------
                                       FY 1996      FY 1995      FY 1994
                                      ---------    ---------    ---------
Sales by geographic location:
  United States and Canada             $16,699      $16,023      $18,262
                                      ---------    ---------    ---------
                                      ---------    ---------    ---------
  Export Sales:
      Europe                            $3,069       $2,538       $2,251
      Pacific Rim                        1,959        1,458        1,647
      Puerto Rico                          407          352          306
      Other                                309          205           --
                                      ---------    ---------    ---------
                                        $5,744       $4,553       $4,204

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Work in process and finished goods include material costs, labor and manufacturing overhead. The Company has expensed all inventories that cannot be used in the Company's operations. Inventories consist of the following:

                                                     ($000)
                                      -----------------------------------
                                        March 30, 1996     April 1, 1995
                                       ----------------   ---------------
    Raw materials                            $1,782            $1,530
    Work in process                             233               203
    Finished goods                            1,378               877
                                             ------            ------
                                             $3,393            $2,610
                                             ------            ------
                                             ------            ------

FOREIGN CURRENCY EXCHANGE GAIN/(LOSS). The Company had SFr 345,000, 720,000 and 720,000 of Swiss Franc denominated bonds outstanding at March 30, 1996, April 1, 1995 and April 2, 1994, respectively. The foreign currency gain/(loss) is the result of the difference in the exchange rate between the Swiss Franc and the U.S. Dollar at the beginning and end of the related period for Swiss Francs outstanding during the period. The annual interest payments on the bonds are accrued and recorded as interest expense with the appropriate adjustments made to reflect the current exchange rate.

PROPERTY, PLANT AND EQUIPMENT. Additions to property, plant and equipment are recorded at acquisition cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized and depreciated.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the creation and application of new products and processes are expensed as incurred.

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

INCOME TAXES. The Company provides for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized.

GOODWILL. The difference between direct costs of acquisitions accounted for by the purchase method and the estimated fair value of the net assets of acquired companies is recorded as goodwill and amortized over the remaining useful life. During Fiscal 1994, as part of the quasi-reorganization discussed in Note 12, the Company reduced the remaining goodwill at July 3, 1993 of $4,283,000 to zero.

ACCRUED LIABILITIES. Accrued liabilities consist of the following (in thousands of dollars):

                                              March 30, 1996     April 1, 1995
                                              --------------     -------------
Accrued income taxes, interest and penalties      $  997             $  858
Accrued payroll and benefits                         932                606
Accrued legal settlement                             383                725
Other                                              1,416              1,433
                                                  ------             ------
                                                  $3,728             $3,622
                                                  ------             ------
                                                  ------             ------


EARNINGS (LOSS) PER COMMON SHARE. Earnings (loss) per common share is based on the weighted average number of common and common stock equivalent shares outstanding during each period. Common stock equivalent shares were anti-dilutive in Fiscal 1996, 1995 and 1994 and were therefore excluded from the computation.

CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term trade receivables and payables and long-term debt. The carrying values of these financial instruments approximate fair value.

SIGNIFICANT CUSTOMERS. During Fiscal 1996, 1995 and 1994, the Company had one distributor, Tri-anim Health Services, Inc. of Sylmar, California, which accounted for 19%, 19% and 18%, respectively, of the Company's sales.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDUSTRY SEGMENTS. The Company operates in the United States and has one industry segment - it manufactures and distributes medical devices and equipment to the healthcare provider sector.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS. In Fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down in value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The Company expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

2. LIQUIDITY AND BASIS OF PRESENTATION:

The Company's Consolidated Financial Statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The conditions associated with this basis of presentation are described in the following paragraphs.

At April 1, 1995, there was significant uncertainty as to the Company's ability to continue as a going concern due to uncertainties concerning the Company's ability to improve its profitability from operations and the successful completion of external financing arrangements. During Fiscal 1996, the following events occurred:

    The gross margin on the Company's sales improved from 24% in Fiscal 1995 to 32% in Fiscal 1996 due to improved operational efficiencies which included reductions in manufacturing personnel, increased vertical integration of the manufacturing process and increased sales volumes.

    In March 1996, Scherer Healthcare, Inc. ("Scherer") converted debt and other payables of approximately $2.7 million into common stock of the Company. Also in March 1996, Scherer Capital, LLC. ("Scherer Capital") provided the Company with a $1.5 million long-term convertible note facility, of which $700,000 is outstanding at March 30, 1996. Concurrently, Scherer Capital purchased 2,061,856 shares of the Company's common stock for proceeds to the Company of $1.0 million ($0.485 per share) (See Note 8).

Management of the Company believes that it can fund its current operating levels and meet its obligations as they come due during Fiscal 1997 through existing cash on hand at March 30, 1996 of $1.6 million, available borrowings with Scherer Capital of $800,000, and continued improvement in operating profitability. Additionally, the Company is currently negotiating additional financing to be used for working capital. To the extent that projected operating results and cash flows are not met during Fiscal 1997, planned capital purchases would be delayed to allow the Company to pay its existing obligations.

The Company is subject to oversight by the United States Food and Drug Administration ("FDA"). See Note 7 for a discussion of FDA matters.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following (in thousands of dollars):

                                                       March 30,      April 1,
                                                         1996           1995
                                                       ---------     ---------
Land                                                    $ 1,265       $ 1,265
Buildings                                                 4,985         4,976
Machinery and equipment                                   8,866         8,364
Other                                                     2,523         2,573
Construction in progress                                      2           220
                                                       ---------     ---------
                                                         17,641        17,398
Less - accumulated depreciation                         (10,586)       (9,727)
                                                       ---------     ---------
                                                        $ 7,055       $ 7,671
                                                       ---------     ---------
                                                       ---------     ---------


The Company depreciates buildings over 50 years, machinery and equipment between 3 and 10 years and other fixed assets between 3 and 8 years.


4. DEBT:

Short-term debt consists of the following (in thousands of dollars):


                                                       March 30,      April 1,
                                                         1996           1995
                                                       ---------     ---------

Swiss Bonds, SFr 345,000 and 720,000 outstanding at
March 30, 1996 and April 1, 1995, respectively;
interest payable annually on March 11 at a rate of
6%, increased to 9% effective March 12, 1992; due
March 11, 1994; unsecured; including $107,000 and
$176,000 accrued interest, respectively (See Note 11)     $397         $  813

Notes payable; 18% interest payable monthly; paid in
Fiscal 1996 through execution of capital leases             --            220

Current maturities of long-term debt and capital
lease obligations                                          406            234
                                                       ---------     ---------
                                                          $803         $1,267
                                                       ---------     ---------
                                                       ---------     ---------


SWISS BONDS. On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds in Fiscal 1993.
 During Fiscal 1994, the Company refinanced a significant portion of the Swiss bonds outstanding (see Note 11). During Fiscal 1996, bonds totalling 375,000 Swiss Francs plus accrued interest were exchanged for $291,000 of U.S. denominated 8% Swiss notes and $146,000 in cash. The remaining Swiss bonds outstanding at March 30, 1996, including the accrued interest on these bonds, have been classified as short-term debt.

                    MARQUEST MEDICAL PRODUCTS, INC.
                          AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consists of the following (in thousands of dollars):

                                                          March 30,     April 1,
                                                            1996          1995
                                                          ---------     --------

Swiss notes payable; 8%; interest due semi-annually;
due March 31, 1999, unsecured; denominated in U.S.
dollars                                                    $2,896        $2,677

Note payable to bank; interest rate floats annually,
currently 8.375%; interest and principal due in
monthly installments with balloon payment at January
31, 2000; secured by building                                 858         1,141

Note payable to Scherer Capital, LLC.; interest
payable quarterly at 1-1/2% over prime; current
interest rate 9.75%; due April 1, 2001; convertible
into 1,000,000 shares of Marquest common stock;
secured by inventory, property and equipment                  700            --

Note payable to Scherer Healthcare, Inc.; 8%
interest due semi-annually; due March 31, 1999;
unsecured; convertible into 2,468,000 shares of
Marquest common stock (See Note 11)                            --         1,852

Capital lease obligations                                     536           291
                                                           ------        ------
                                                           $4,990        $5,961
                                                           ------        ------
                                                           ------        ------

The scheduled maturities of long-term debt beyond Fiscal 1997 are as follows:

              1998                                            $  440
              1999                                             3,209
              2000                                               700
              2001                                                --
              Thereafter                                         700
              Less - imputed interest on capital leases          (59)
                                                              ------
                Total                                         $4,990
                                                              ------
                                                              ------

NOTE PAYABLE TO BANK. During Fiscal 1996, the Company and Colorado National Bank (the "Bank") executed an amendment to the Term Loan Agreement dated
June 30, 1994, whereby the Company made a principal payment of $160,000 and shortened the term of the Note from July 31, 2004 to January 31, 2000 and the Bank released the Company's inventory and accounts receivable as collateral for the Note. The Note will continue to be amortized over the original term of the Note with a balloon payment on January 31, 2000.

Pursuant to the Term Loan Agreement, the Company cannot, without the written prior approval of the Bank, (1) make any expenditures for capital assets in excess of $1 million in any fiscal year subsequent to April 1, 1995 or (2) pay or declare any dividends or purchase, redeem or otherwise acquire any of its capital stock, or make any other distribution of any property to any of its shareholders.

NOTE PAYABLE TO SCHERER HEALTHCARE, INC. The note payable to Scherer was issued during Fiscal 1994 to purchase Scherer's preferred stock which was used in connection with exchange offers for the Company's defaulted Swiss Bonds

                    MARQUEST MEDICAL PRODUCTS, INC.
                          AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(see Note 11). During Fiscal 1996, Scherer Healthcare, Inc. converted the note and related accrued interest of $487,000 into 3,340,244 shares of Marquest common stock.

NOTE PAYABLE TO SCHERER CAPITAL, LLC. In December, 1995 Scherer Capital, LLC. provided the Company with a short-term loan of $700,000. In March, 1996 the Company refinanced the loan with Scherer Capital on a long-term basis. After April 1, 1997, the Company may, at its option, redeem the note at the following prices, expressed as a percentage of principal amount: 1998 - 104%, 1999 - 103%, 2000 - 102%, 2001 - 101%. Pursuant to the Loan and Security
Agreement (the "Agreement"), dated March 28, 1996, the Company can borrow up to an additional $800,000 under the same terms and conditions as the current borrowings under the Agreement.

CAPITAL LEASE. The Company leases certain production equipment under a capital lease arrangement. The gross amount of equipment and accumulated depreciation recorded under capital leases was $1,175,000 and $364,000, respectively, at March 30, 1996.

5. STOCK OPTIONS AND WARRANTS:

STOCK OPTION PLAN. The Company has an Incentive and Non-Qualified Stock Option Plan for executives and key employees, which is administered by the Compensation Committee of the Board of Directors. Shares approved for the plan total 1,250,000, of which 367,727 are available for grant at March 30, 1996. At March 30, 1996, 227,098 options are vested. Options expire seven years from the date of the grant.

The activity in the stock option plan for the years ended March 30, 1996, April 1, 1995 and April 2, 1994 is as follows:

                                                                  Exercise
                                                   Shares        Price Range
                                                   ------        -----------
Outstanding, April 3, 1993                         458,534      $3.94 - $9.25
     Granted                                       548,500      $0.75 - $2.00
     Exercised                                     (30,000)     $0.75
     Canceled                                     (497,534)     $2.00 - $9.25
                                                  --------
Outstanding, April 2, 1994                         479,500      $1.38 - $2.00
     Granted                                        32,000      $1.625
     Exercised                                          --
     Canceled                                     (172,173)     $1.38 - $2.00
                                                  --------
Outstanding, April 1,1995                          339,327      $1.38 - $2.00
     Granted                                       587,500      $0.69 - $1.19
     Exercised                                          --
     Canceled                                     (371,827)     $1.19 - $2.00
                                                  --------
Outstanding, March 30, 1996                        555,000      $0.69 - $2.00

STOCK PURCHASE PLAN. During Fiscal 1990, shareholders approved the adoption of an Employee Stock Purchase Plan to benefit all full-time, permanent employees of the Company with more than one year of service. The shares

                    MARQUEST MEDICAL PRODUCTS, INC.
                          AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved for the 1990 Plan totaled 500,000. During Fiscal 1994, 934 shares were issued under this plan. During Fiscal 1994, the Board of Directors terminated the Employee Stock Purchase Plan.

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

The Rights are attached to all Common Stock certificates representing shares outstanding, and no separate Rights Certificates have been distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur so that the Rights become exercisable no later than ten business days following (1) the public announcement that a person or group (other than Scherer Healthcare, Inc. or Scherer Capital, LLC.) has acquired, or obtained the right to acquire, 15% or more of the Company's outstanding shares or (2) the commencement of a tender or exchange offer that would result in a person or entity (other than Scherer Healthcare, Inc. or Scherer Capital, LLC.) owning 15% or more of the Company's outstanding Common Stock. In the event that 15% or more of the stock is actually held by a person or group, each right not owned by such person or group allows the holder to buy $50.00 worth of the Company's Common Stock, based on the then-current market price, for $25.00. The Company can redeem the rights at any time until 10 days following the above events at a price of $.01 per Right. The Rights are not exercisable until the Distribution Date and will expire at the close of business on August 20, 2001.

SETTLEMENT PAYABLE. In Fiscal 1996, the Company settled litigation with former officers and directors of the Company. As part of this settlement, the officers and directors may convert amounts owed to them by Marquest to Marquest common stock at $1.00 per share up to a maximum of $200,000. The convertible portion of the settlement may not exceed the balance owed. At March 30, 1996, a maximum of 200,000 common shares are issuable under the settlement agreement.

                    MARQUEST MEDICAL PRODUCTS, INC.
                          AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total number of the Company's common shares which may be issued upon exercise of existing stock options and warrants, or conversion of debt.

                                                                   Fully Diluted
                                                                     Percentage
                                                     Shares          Ownership
                                                     ------        -------------
Shares outstanding at March 30, 1996               14,207,435          59.42%

Stock options outstanding at March 30, 1996
pursuant to the Company's Incentive and
Non-Qualified Stock Option Plan                       555,000           2.32%

Stock options issued to consultant, exercisable
at $0.75 per share until August 26, 2002               50,000           0.21%

Warrants issued in connection with a Fiscal 1993
sale and leaseback of certain real estate;
exercisable at $1.50 per share until
December 21, 1997                                     138,833           0.58%

Warrants issued in connection with a Fiscal 1993
lease termination, exercisable at $4.00 per share
until September 30, 1997                               10,000           0.04%

Warrants issued to the Swiss bondholders,
exercisable at $0.75 per share until
March 31, 1999                                      1,168,495           4.89%

Warrants issued to Scherer Healthcare, Inc.:
   In connection with providing short-term
   financing in Fiscal 1994, exercisable at
   $0.75 per share until March 31, 1999               800,000           3.34%

   In connection with sale leaseback of Arterial
   Blood Gas product line, exercisable at $0.75
   per share; 1,530,000 and 4,250,000 exercisable
   until March 31, 1999 and March 31, 2003,
   respectively                                     5,780,000          24.17%
                                                   ----------         -------
      Total Scherer Healthcare, Inc.                6,580,000          27.51%
                                                   ----------         -------
Convertible note payable to Scherer Capital, LLC.,
exercisable at $0.70 per share until April 1, 2001  1,000,000           4.19%

Settlement payable, convertible into common stock
at $1.00 per share                                    200,000           0.84%
                                                   ----------         -------
Total common shares if all options and warrants
are exercised                                      23,909,763         100.00%
                                                   ----------         -------
                                                   ----------         -------

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASING ARRANGEMENTS:

The Company leases warehouse space as well as office and transportation equipment under non-cancelable operating leases. The following is a schedule as of March 30, 1996, of minimum future lease payments required under these leases:

                                    Facilities     Equipment       Total
                                    ----------     ---------     ---------
     1997                             $  347         $ 70          $  417
     1998                                347           63             410
     1999                                188           63             251
     2000                                173           61             234
     2001                                173           24             197
     Thereafter                          303          --              303
                                    ----------     ---------     ---------
                                       1,531          281           1,812
     Minimum sublease rentals           (331)         --             (331)
                                    ----------     ---------     ---------
                                      $1,200         $281          $1,481
                                    ----------     ---------     ---------
                                    ----------     ---------     ---------


The Company subleases warehouse space to an unaffiliated entity at approximately $10,000 per month. This sublease expires in November 1998. Total rent expense, net of sublease revenue, under all operating leases for Fiscal 1996, 1995, and 1994 was $452,000, $560,000 and $1,088,000,
respectively.


7.  FOOD AND DRUG ADMINISTRATION:

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

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


By letter dated January 9, 1992, the FDA's Denver district office informed the Company that it was authorized to renew its operations, including production and distribution of all products.

During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with two observations noted, which were corrected; there were no inspections during Fiscal 1995.

During Fiscal 1996, the FDA again inspected the Company's operations for compliance with the FDA's Good Manufacturing Practices. The Company continues to be subject to a five-year Consent Decree with the FDA in connection with the Company's compliance with GMP regulations, which Consent Decree expires in October 1996. The Company was issued an inspection report with three observations noted. The Company responded to the observations, including providing specific corrective action.

In May, 1996, subsequent to year end, the FDA concluded an inspection with six deficiency observations noted. Many of the observations noted refer to the lack of training regarding assembly, testing and sampling. The Company is taking corrective action, including retraining employees, and implementing other changes in order to respond to the FDA's concerns. These changes and corrective actions have been presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. Due to the observations noted and the pending expiration of the Consent Decree in October 1996, the FDA has conducted more frequent inspections of the Company's operations. The FDA will verify the Company's implementation of corrective action at another inspection which will occur prior to mid-August, 1996. The Company cannot predict the outcome of the FDA's inspection or whether or not the FDA will take any additional action with respect to this matter.

8.  RELATED PARTY TRANSACTIONS:

In connection with a sale of the Company's Arterial Blood Gas ("ABG") product line to Scherer Healthcare, Inc. ("Scherer"), the Company pays a monthly royalty to Scherer of 3.25% of the Company's net sales of ABG products. During Fiscal 1996, 1995 and 1994, these royalties totaled $346,000, $287,000 and $262,000, respectively. During Fiscal 1996, 1995 and 1994, the Company expensed $150,000, $180,000 and $263,000 of interest related to the Company's note payable to Scherer (see Note 4), and expensed $164,000 and $304,000 in Fiscal 1996 and 1995, respectively, related to marketing and financial consulting provided by Scherer.

In Fiscal 1996, Scherer Capital, LLC. ("Scherer Capital") provided a net short-term loan of $700,000 to the Company which was converted into long-term debt to Scherer Capital in March 1996. In Fiscal 1996, Scherer converted debt and other payables of approximately $2.7 million into common stock of the Company.

9.  INCOME TAXES:

During Fiscal 1996, the Company recorded a current federal tax provision of $697,000 relating to its settlement with the IRS from pre-quasi reorganization tax years. No provisions were recorded for the Fiscal year ended April 1, 1995, the nine months ended April 2, 1994 or the three months ended July 3, 1993.

Effective April 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The differences between the provision/(benefit) for income taxes at the Federal statutory rate and that shown in the Consolidated Statements of Operation are as follows (in thousands of dollars):


                                               Fiscal      Fiscal       Nine        Three
                                                Year        Year       Months       Months
                                               Ended        Ended       Ended       Ended
                                              March 30,    April 1,    April 2,     July 3,
                                                1996         1995        1994        1993
                                              ---------   ---------   ---------   ---------
Federal statutory rate                             34%         34%         34%         34%
"Expected" federal tax provision (benefit)      $ 217     $(1,156)      $(786)      $(354)
Utilization of net operating loss                (237)       --          --          --
IRS settlement                                    697        --          --          --
State income taxes, net of Federal benefit         (2)       (112)        (76)        (34)
Goodwill amortization for book purposes          --          --          --            24
Other items                                        10          24        --          --
                                              ---------   ---------   ---------   ---------
                                                  685      (1,244)       (862)       (364)
Increase in valuation allowance                    12       1,244         862         364
                                              ---------   ---------   ---------   ---------
Tax provision                                   $ 697     $  --         $--         $--
                                              ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------

Under SFAS 109, deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of March 30, 1996 and April 1, 1995 are comprised of the following (in thousands of dollars):


                                              March 30,                April 1,
                                                 1996       Change       1995
                                              ---------   ---------   ---------
Deferred tax assets/(liabilities):
    Accelerated tax depreciation in excess
     of book depreciation                     $  (187)     $  --       $  (187)
    Nondeductible accruals                        600         (183)        783
    Unrealized foreign exchange losses            112         --           112
    Capital loss carryforwards                    971         (559)      1,530
    Net operating loss carryforwards            4,840       (2,247)      7,087
                                              ---------   ---------   ---------
                                                6,336       (2,989)      9,325
    Valuation allowance                        (6,336)       2,989      (9,325)
                                              ---------   ---------   ---------
                                              $  --        $  --       $  --
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During recent fiscal years, the Company has experienced losses for financial reporting and tax purposes. Because of the uncertainty of realization of any future tax benefits, the Company has determined that, on a more likely than not basis, it is appropriate to reflect a valuation allowance for the entire net deferred tax asset. At March 30, 1996, the Company had tax net operating loss carryforwards of approximately $13,000,000, and capital loss carryforwards of approximately $2,600,000. Tax net operating losses expire at varying dates through 2010, and capital loss carryforwards expire at varying dates through 1998. Due to the transactions discussed in Notes 11 and 12, the future benefits associated with the utilization of net operating loss carryforwards may be substantially limited. Capital loss carryforwards can only be utilized to the extent the Company generates capital gains in the future.

During Fiscal 1994, the Company received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the FDA. The Internal Revenue Service ("IRS") completed an audit, and in July 1994, determined that the losses could not be carried back and issued an assessment to the Company for the taxes plus interest. In Fiscal 1996, the Company settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. The Company recorded $697,000 of additional taxes and interest. The Company negotiated a repayment plan whereby the Company paid $400,000 in June 1995 and the remaining liability for taxes, interest and penalties of approximately $997,000 at March 30, 1996, plus interest and penalties to be accrued during the repayment period, will be repaid in monthly installments of $40,000. The IRS has placed a lien on the Company's facility in Englewood, Colorado to secure payment of the taxes.

10.  LITIGATION:

A products liability action was filed against the Company in California in 1990 which was defended and settled during the trial by the Company's insurance company. Under the insurance policy, the Company may have been responsible for a $250,000 self-insured retention plus the cost of defense. The Company claimed that the insurance company mishandled the lawsuit and declined to pay. The Company was sued by the insurance company in District Court, Arapahoe County, Colorado in February, 1994 alleging damages of either $540,000 or $290,000. Subsequent to March 30, 1996, the Company entered into a settlement agreement with the insurance company whereby the Company would pay $170,000. The settlement was accrued at March 30, 1996.

11. REFINANCING TRANSACTIONS:

During Fiscal 1994, the Company consummated two related transactions to provide the Company with necessary liquidity and to refinance the Swiss Bonds.

SALE OF ARTERIAL BLOOD GAS PRODUCT LINE. The Company sold its Arterial Blood Gas product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare, Inc. ("Scherer") for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The option to repurchase, originally expiring on May 31, 1996, was extended by the boards of Scherer and the Company until June 15, 1999. The Company granted Scherer 5,780,000 warrants to purchase common stock of the Company at $.75 per share as consideration for the repurchase option. These warrants were valued at $0.50 each. Of these, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable for cash or, if exercised by Scherer or a Scherer affiliate, for common stock of Scherer. Scherer may elect to exercise these options for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Prior to the above transaction, Scherer had advanced the Company $1,750,000. In consideration for this advance, the Company also granted to Scherer warrants to purchase 800,000 shares of the Company's common stock at $0.75 per share exercisable until March 31, 1999. These warrants were also valued at $0.50 each. The advance was repaid with the proceeds from the sale and leaseback transaction.

The Company recorded $3,290,000 related to the value of the warrants issued to Scherer and a deferred gain on the sale leaseback of $965,000, representing the amount of the sale proceeds, less the value assigned to the warrants, less the net book value of the property sold. The deferred gain was eliminated in the quasi-reorganization discussed in Note 12.

SWISS BOND REFINANCING. During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on these obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. The note was convertible, in whole or in part, at Scherer's option, into Marquest common stock at a value of $.75 per share. The Scherer preferred stock is convertible into Scherer common stock. In May 1994, Scherer converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock. In March 1996, Scherer converted the remaining principal balance of the 8% note of $1,851,600 into 2,645,143 shares of Marquest common stock at a rate of $.70 per share.

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

The Company recorded approximately $798,000 for the value assigned to the warrants given to the Swiss bondholders, a gain of approximately $988,000 on the extinguishment of the Swiss bonds and, because this transaction was considered a troubled debt restructuring under Statement of Financial Accounting Standards No. 15, the Company also accrued $3,226,000 in prospective interest on the notes. The prospective interest was eliminated in the quasi-reorganization described in Note 12.

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

12. QUASI-REORGANIZATION:

                          MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Quasi-reorganization rules require that the balance sheet amounts be restated to fair values and that the accumulated deficit be eliminated against the paid-in-capital accounts. Therefore, the Company (1) wrote off the remaining amount of goodwill, totaling $4,283,000 at July 3, 1993; (2) eliminated the prospective interest on the Swiss bonds of $3,226,000 discussed in Note 11;
(3) eliminated the deferred gain on the sale leaseback transaction of $965,000 discussed in Note 11; (4) valued the treasury stock at its market value of $70,000; (5) eliminated the retained deficit of $20,434,000; and
(6) reduced common stock by $17,125,000 and warrants by $3,456,000.

The Company has presented its Consolidated Statements of Operations and Cash Flows for the three-month period prior to and the nine-month period subsequent to the accounting for the quasi-reorganization.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

All amounts are in thousands of dollars, except per share amounts


                                  First     Second    Third     Fourth
                                  ------    ------    ------    ------
FISCAL 1996 QUARTERS

Net Revenues                      $5,284    $5,193    $5,739    $6,227
Gross Profit                       1,605     1,683     1,779     2,071
Net Income (Loss)                     22       (34)     (625)      465
Income (Loss) per Share             0.00      0.00     (0.08)     0.05

FISCAL 1995 QUARTERS

Net Revenues                      $4,899    $4,597    $5,234    $5,846
Gross Profit                       1,181     1,020     1,249     1,460
Net Loss                          (1,070)     (961)     (646)     (773)
Loss Per Share                     (0.18)    (0.12)    (0.08)    (0.10)

      MARQUEST MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             (AMOUNTS IN THOUSANDS OF DOLLARS)

                                         Additions
                                   ----------------------
                       Balance at  Charged to  Charged to                 Balance
                       Beginning   Costs and     Other      Recoveries   at End of
                       of Period   Expenses    Accounts    (Write-offs)    Period
                       ----------  ----------  ----------  ------------  ---------
Allowance for Doubtful Accounts -- Trade Receivables
- ----------------------------------------------------
Year Ended
     March 30, 1996        $132        $  24       $ (8)         $(54)       $ 94

Year Ended
     April 1, 1995         $178        $  21       $(48)         $(19)       $132

Nine Months Ended
     April 2, 1994         $200        $ (62)      $ --          $ 40        $178

Three Months Ended
     July 3, 1993          $200        $  15       $ --          $(15)       $200

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any accounting or financial disclosure matters during the applicable period.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information relating to nominees for Directors of the Company set forth under the caption "Election of Directors" and the information relating to compliance with
Section 16(a) set forth under the caption "Committees and Meetings of the Board of Directors" in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on August 22, 1996 is incorporated herein by reference. Information regarding the executive officers of the Company required by Item 401(b) of Regulation S-K is set forth under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement in connection with the Annual Meeting to be held on August 22, 1996 is incorporated herein by reference; such incorporation by reference shall not be deemed to include or incorporated by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons set forth under the captions "Principal Stockholders" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 22, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions set forth under the caption "Related Party Transactions" in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on August 22, 1996 is hereby incorporated herein by reference.

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

         4.1 The outside and inside front cover pages and the information set forth under the heading "Terms of the Bonds" excerpted from the Prospectus of the Registrant dated February 10, 1985 with respect to the 25,000,000 Swiss Franc Bonds offered pursuant thereto (Exhibit 4(b) to Form 10-K dated April 1, 1989)

         4.2 Rights Agreement dated as of August 8, 1991 between Marquest Medical Products, Inc. and Bank of America National Trust & Savings Association (Exhibit 4.5 to Registration Statement on Form S-2, Registration Statement No. 33-85564)

         4.3 Subscription Agreement for Purchase of Common Stock between Marquest Medical Products, Inc. and Scherer Capital, LLC dated March 29, 1996 (Exhibit 4.1 of Form 8-K dated March 28, 1996)

         4.4 Conversion Agreement dated March 28, 1996 between Marquest Medical Products, Inc. and Scherer Healthcare, Inc. (Exhibit 4.2 of Form 8-K dated March 28, 1996)

         4.5 Loan and Security Agreement dated March 28, 1996 between Marquest Medical Products, Inc. and Scherer Capital, LLC (Exhibit 4.3 of Form 8-K dated March 28, 1996)

         4.6 Second Priority Deed of Trust, Security Agreement and Assignment of Rents and Leases dated March 28, 1996 from Marquest Medical Products, Inc. to the Public Trustee of Douglas County, Colorado for the benefit of Scherer Capital, LLC (Exhibit 4.4 of Form 8-K dated March 28, 1996)

         4.7 Convertible Secured Note due April 1, 2001 (Exhibit 4.5 of Form 8-K dated March 28, 1996)

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

       10.10 First Amendment to Loan Agreement dated December 18, 1995 between Marquest Medical Products, Inc. and Colorado National Bank (Exhibit 10(a) to Form 10-Q dated December 30, 1995)

       21.    Subsidiaries of Registrant

       27     Financial Data Schedule (EDGAR version only)

(b)  Reports on Form 8-K:

     Report on Form 8-K dated March 28, 1996 regarding completion of several transactions effecting the Company's indebtedness and capital.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Douglas, State of Colorado, on June 20, 1996.

                                MARQUEST MEDICAL PRODUCTS, INC.


                                By      /s/ Robert P. Scherer, Jr.
                                   --------------------------------------
                                    Robert P. Scherer, Jr., Chairman and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Title                                 Date         Signature
- -----                                 ----         ---------

Principal Executive Officer:
Robert P. Scherer, Jr.
Chairman, Chief Executive
  Officer and Director            June 20, 1996    /s/ Robert P. Scherer, Jr.
                                                   ----------------------------
Principal Accounting and
  Financial Officer:
Margaret Von der Schmidt
Vice President -- Finance and
  Chief Financial Officer         June 24, 1996    /s/ Margaret Von der Schmidt
                                                   ----------------------------

Charles R. Atkins III, Director   June 22, 1996    /s/ Charles R. Atkins III
                                                   ----------------------------

Stephen A. Lukas, Sr., Director   June ___, 1996
                                                   ----------------------------

Jack W. Payne, Director           June 24, 1996    /s/ Jack W. Payne
                                                   ----------------------------

Kenneth H. Robertson, Director    June 21, 1996    /s/ Kenneth H. Robertson
                                                   ----------------------------

Mack D. Tindal, Director          June 20, 1996    /s/ Mack D. Tindal
                                                   ----------------------------

William J. Thompson, Director     June 20, 1996    /s/ William J. Thompson
                                                   ----------------------------

Jack L. York, Director            June 20, 1996    /s/ Jack L. York
                                                   ----------------------------