Form 10-Q
period 1996-06-29
MARQUEST MEDICAL PRODUCTS INC
filed 1996-08-12
CIK 719497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               ------------------------

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 29, 1996         Commission File No. 0-11484

                               ------------------------

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

Number of shares of common stock, no par value, of Registrant outstanding at July 18, 1996.

                    14,206,006

                           MARQUEST MEDICAL PRODUCTS, INC.
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (THOUSANDS OF DOLLARS)

                                       ASSETS

                                                           June 29,      March 30,
                                                              1996         1996
                                                           --------      ---------
                                                          (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                              $    920       $  1,635
    Trade accounts receivable, less allowances for
        doubtful accounts of $99 and $94, respectively        2,181          2,915
    Notes and other receivables                                 128            181
    Inventories                                               3,618          3,393
    Prepaid items                                               202            173
                                                           --------       --------
        Total current assets                                  7,049          8,297

PROPERTY, PLANT AND EQUIPMENT
    Land                                                      1,265          1,265
    Buildings                                                 4,985          4,985
    Machinery and equipment                                   8,875          8,866
    Other                                                     2,527          2,523
    Construction in progress                                     15              2
                                                           --------       --------
                                                             17,667         17,641
    Less accumulated depreciation                           (10,797)       (10,586)
                                                           --------       --------
        Net property, plant and equipment                     6,870          7,055
OTHER ASSETS                                                     40             41
                                                           --------       --------
                                                           $ 13,959       $ 15,393
                                                           --------       --------
                                                           --------       --------

           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (THOUSANDS OF DOLLARS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               June 29,      March 30,
                                                                  1996         1996
                                                               --------      ---------
                                                              (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                           $   668        $ 1,001
    Accrued liabilities                                          3,096          3,728
    Payable to related party                                        36             48
    Swiss debt principal and interest                              383            397
    Current maturities of long-term debt                            89            117
    Current maturities of capital lease obligation                 297            289
                                                               -------        -------
        Total current liabilities                                4,569          5,580
CAPITAL LEASE OBLIGATION                                           459            536
NOTE PAYABLE TO BANK                                               860            858
SWISS NOTES PAYABLE                                              2,896          2,896
NOTE PAYABLE TO SCHERER CAPITAL, LLC.                              700            700

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value; 50,000,000
        shares authorized; 14,226,846 and 14,207,435 shares
        issued and outstanding, respectively                     9,850          9,834
    Warrants                                                       598            599
    Retained earnings(deficit) ($20,434 of retained
        deficit eliminated at July 3, 1993 relating to the
        quasi-reorganization)                                   (5,903)        (5,540)
    Treasury stock, 20,840 shares                                  (70)           (70)
                                                               -------        -------
        Total shareholders' equity (deficit)                     4,475          4,823
                                                               -------        -------
                                                               $13,959        $15,393
                                                               -------        -------
                                                               -------        -------

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

                                                                Three Months Ended
                                                           ----------------------------
                                                            June 29,           July 1,
                                                               1996             1995
                                                            --------          ---------
NET REVENUES                                               $     5,152        $    5,284
COST OF SALES                                                   (3,760)           (3,679)
                                                           -----------        ----------
GROSS PROFIT                                                     1,392             1,605

COSTS AND EXPENSES
    Selling and marketing expenses                              (1,067)           (1,054)
    General and administrative expenses                           (521)             (557)
    Research and development expenses                              (43)              (39)
                                                           -----------        ----------
OPERATING INCOME  (LOSS)                                          (239)              (45)

OTHER INCOME (EXPENSE)
    Other income/(expense)                                          26                (2)
    Interest expense                                              (170)             (151)
    Foreign exchange gain (loss)                                    20                11
    Gain on sale of assets                                       --                  209
                                                           -----------        ----------
NET INCOME (LOSS)                                          $      (363)       $       22
                                                           -----------        ----------
                                                           -----------        ----------
Earnings (loss) per common share                           $     (0.03)       $     0.00
                                                           -----------        ----------
                                                           -----------        ----------
 Weighted average number of common shares
        outstanding during the period                       14,191,928         8,201,047
                                                           -----------        ----------
                                                           -----------        ----------

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

                           MARQUEST MEDICAL PRODUCTS, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (THOUSANDS OF DOLLARS)
                                      (UNAUDITED)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                  June 29,        July 1,
                                                                     1996          1995
                                                                  --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $    (363)      $      22
    Adjustments to reconcile net loss to net cash used
        in operations:
            Depreciation and amortization                              211             290
            Provision for losses on accounts receivable                  5               5
            Foreign exchange (gain) loss                               (20)            (11)
            Gain on sale of assets                                   --               (209)
        Increase(decrease) in operating assets and
          liabilities:
            Accounts receivable                                        729             580
            Notes and other receivables                                 53             (18)
            Inventories and prepaid items                             (254)            130
            Accounts payable, accrued liabilities and
               payable to related party                               (977)           (633)
            Accrued interest on Swiss bonds                              6              14
            Other                                                        1               1
                                                                 ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (609)            171
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of equipment                                         (26)             (9)
        Proceeds from sale of assets                                 --                209
                                                                 ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (26)            200
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                            15               1
    Principal payments on borrowings                                   (95)            (57)
                                                                 ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (80)            (56)
                                                                 ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (715)            315
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,635             562
                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     920       $     877
                                                                 ---------       ---------
                                                                 ---------       ---------

                                (Continued)

                           MARQUEST MEDICAL PRODUCTS, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (THOUSANDS OF DOLLARS)
                                      (UNAUDITED)

                                                              Three Months Ended
                                                           ------------------------
                                                            June 29,        July 1,
                                                               1996          1995
                                                            --------       ---------
NONCASH INVESTING AND FINANCING TRANSACTIONS:
    Warrants exercised:
        Warrants                                           $     (1)      $     (13)
        Swiss notes                                          --                 (40)
        Common stock                                              1              53
                                                           --------       ---------
                                                           $   --         $    --
                                                           --------       ---------
                                                           --------       ---------

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

2.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):

                                    June 29, 1996       March 30, 1996
                                    -------------       --------------
          Raw materials                $1,983              $1,782
          Work in process                 250                 233
          Finished goods                1,385               1,378
                                       ------              ------
                                       $3,618              $3,393
                                       ------              ------
                                       ------              ------

3.  QUASI-REORGANIZATION:

In June 1993, the Company's Board of Directors approved quasi-reorganization procedures which were effective July 3, 1993, the end of the Company's first quarter of Fiscal 1994.

4.  WARRANTS:

In June 1996, 19,411 of the Company's warrants to purchase common stock at $0.75 per share were exercised. These warrants had been issued to the Swiss bondholders in an exchange in Fiscal 1994.

5.  LINE OF CREDIT

In August 1996, the Company obtained a three-year revolving line of credit commitment from Norwest Business Credit, Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less. The line of credit is subject to executing satisfactory loan documentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S FISCAL 1996 ANNUAL REPORT ON FORM 10-K.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 were $5,152,000, a decrease of $132,000 or 2.5% compared to sales for the first quarter of the previous year. The slight decrease in sales was due to the timing of sales orders. Orders expected in June 1996 were received in July 1996.

The gross margin decreased from 30% in the first quarter of fiscal 1996 to 27% in the first quarter of fiscal 1997 due to a combination of the decrease in sales discussed above and overtime incurred for rework of certain products and to increase the level of inventory.

General and administrative expenses of $521,000 for the first quarter of fiscal 1997 decreased 6.4% compared to the first quarter of fiscal 1996 primarily due to the elimination in the second quarter of fiscal 1996 of the management fee charged by Scherer Healthcare of approximately $20,000 per month and a decrease in legal fees due to the settlement of several pieces of litigation in fiscal 1996.

Interest expense increased 12.6% in the first quarter of fiscal 1997 compared to the same quarter in the prior fiscal year due to the accrual of interest expense to the Internal Revenue Service for settlements reached in fiscal 1996. During fiscal 1996, the Company sold its 10% investment in Seabrook Medical Systems, Inc. for a $200,000 gain.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Cash used in operations was $609,000 for the first quarter of fiscal 1997. In the first quarter, inventories increased approximately $225,000 due to the Company's commitment to stocking inventory for improved customer service. Also, in May 1996, the Company paid $170,000 to settle a lawsuit with an insurance company. Receivables and payables both declined in the first quarter due to normal seasonal selling patterns.

FINANCING ACTIVITIES: During fiscal 1996, the Company and Scherer Capital, LLC. signed a loan agreement under which the Company may borrow up to $1,500,000 at 1-1/2% over prime, secured by inventory and equipment. At June 29, 1996, there is $800,000 of borrowing capacity available to the Company. On March 29, 1996, Scherer Capital purchased $1,000,000 of common stock of the Company at a rate of $0.70 per share.

The Company has obtained a three-year revolving line of credit commitment from Norwest Business Credit., Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less.

Management of the Company believes that it can fund its current operating levels and capital expenditures from the funds from the sale of common stock in March 1996 and from available borrowings under the loan agreement with Scherer Capital and the committed line of credit. To the extent that Fiscal 1997 operations and borrowings are not sufficient to support anticipated capital expenditures, the Company's planned investment in capital projects will be reduced.

                                   PART II
                             OTHER INFORMATION

ITEM L.  LEGAL PROCEEDINGS.

A products liability action was filed against the Company in California in 1990 which was defended and settled during the trial by the Company's insurance company. Under the insurance policy, the Company may have been responsible for a $250,000 self-insured retention plus the cost of defense. The Company claimed that the insurance company mishandled the lawsuit and declined to pay. The Company was sued by the insurance company in District Court, Arapahoe County, Colorado in February, 1994 who alleged damages of either $540,000 or $290,000. In May 1996, the Company paid the insurance company $170,000 to settle the lawsuit and the lawsuit was dismissed with prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        EXHIBIT NO.              DESCRIPTION                           PAGE

            27.       Financial Data Schedule (EDGAR version only)      11

(b)  Reports on Form 8-K

     There have beeen no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1996                MARQUEST MEDICAL PRODUCTS, INC.


                                       /s/ William J. Thompson
                                       ------------------------------------
                                       William J. Thompson
                                       President


                                       /s/ Margaret Von der Schmidt
                                       ------------------------------------
                                       Margaret Von der Schmidt
                                       Vice President -- Finance and Chief
                                       Financial Officer