Form 10-Q/A
period 1996-06-29
MARQUEST MEDICAL PRODUCTS INC
filed 1996-08-13
CIK 719497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               ------------------------

                                     FORM 10-Q/A

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

FINANCING ACTIVITIES: During fiscal 1996, the Company and Scherer Capital, LLC. signed a loan agreement under which the Company may borrow up to $1,500,000 at 1-1/2% over prime, secured by inventory and equipment. At June 29, 1996, there is $800,000 of borrowing capacity available to the Company. On March 29, 1996, Scherer Capital purchased $1,000,000 of common stock of the Company at a rate of $0.485 per share.

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