Form 10-Q
period 1996-09-28
MARQUEST MEDICAL PRODUCTS INC
filed 1996-11-12
CIK 719497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                               ________________________

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 28, 1996      Commission File No. 0-11484
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


Number of shares of common stock, no par value, of Registrant outstanding at October 21, 1996.

                   14,265,624

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)


                                        ASSETS

                                                   September 28,     March 30,
                                                       1996            1996
                                                    -------------     ---------
                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                         $        481     $   1,635
  Trade accounts receivable, less allowances for
   doubtful accounts of $105 and $94, respectively         2,990         2,915
  Notes and other receivables                                 76           181
  Inventories                                              3,468         3,393
  Prepaid items                                              201           173
                                                     ------------     ---------

   Total current assets                                    7,216         8,297


PROPERTY, PLANT AND EQUIPMENT
  Land                                                     1,265         1,265
  Buildings                                                4,985         4,985
  Machinery and equipment                                  8,880         8,866
  Other                                                    2,552         2,523
  Construction in progress                                    64             2
                                                     ------------     ---------
                                                          17,746        17,641
  Less accumulated depreciation                         (11,000)      (10,586)
                                                     ------------     ---------
   Net property, plant and equipment                       6,746         7,055

OTHER ASSETS                                                  39            41

                                                     ------------     ---------
                                                    $     14,001     $  15,393
                                                     ------------     ---------
                                                     ------------     ---------

             The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   September 28,     March 30,
                                                       1996            1996
                                                    -------------     ---------
                                                    (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                  $        725     $   1,001
  Accrued liabilities                                      3,136         3,728
  Payable to related party                                    41            48
  Swiss debt principal and interest                          389           397
  Current maturities of long-term debt                        91           117
  Current maturities of capital lease obligation             305           289
                                                     ------------     ---------

   Total current liabilities                               4,687         5,580

CAPITAL LEASE OBLIGATION                                     379           536

NOTE PAYABLE TO BANK                                         837           858

SWISS NOTES PAYABLE                                        2,851         2,896

NOTE PAYABLE TO SCHERER CAPITAL, LLC.                        700           700


SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 50,000,000
   shares authorized; 14,286,464 and 14,207,435 shares
   issued and outstanding, respectively                    9,899         9,834
  Warrants                                                   593           599
  Retained earnings(deficit) ($20,434 of retained
   deficit eliminated at July 3, 1993 relating to the
   quasi-reorganization)                                 (5,875)       (5,540)
  Treasury stock, 20,840 shares                             (70)          (70)
                                                     ------------     ---------
   Total shareholders' equity (deficit)                    4,547         4,823
                                                     ------------     ---------

                                                    $     14,001     $  15,393
                                                     ------------     ---------
                                                     ------------     ---------


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

                                                        Three Months Ended
                                                    ---------------------------
                                                   September 28, September 30,
                                                       1996           1995
                                                    ------------- -------------

NET REVENUES                                        $      5,653     $   5,193
COST OF SALES                                             (3,925)       (3,510)
                                                     ------------     ---------

GROSS PROFIT                                               1,728         1,683

COSTS AND EXPENSES
  Selling and marketing expenses                            (945)         (917)
  General and administrative expenses                       (549)         (580)
  Research and development expenses                          (55)          (37)
                                                     ------------     ---------

OPERATING INCOME  (LOSS)                                     179           149

OTHER INCOME (EXPENSE)
  Other income (expense)                                      13           (11)
  Interest expense                                          (165)         (186)
  Foreign exchange gain (loss)                                 1             6
  Gain on sale of assets                                 --                  8
                                                     ------------     ---------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES             28           (34)
Provision for income taxes                               --             --
                                                     ------------     ---------

NET INCOME (LOSS)                                   $         28      $    (34)
                                                     ------------     ---------
                                                     ------------     ---------

Earnings (loss) per common share                    $       0.00     $    0.00
                                                     ------------     ---------
                                                     ------------     ---------

 Weighted average number of common shares
   outstanding during the period                      14,245,315     8,246,880
                                                     ------------     ---------
                                                     ------------     ---------


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

                                                         Six Months Ended
                                                    ---------------------------
                                                   September 28, September 30,
                                                       1996           1995
                                                    ------------- -------------

NET REVENUES                                        $     10,805     $  10,477
COST OF SALES                                             (7,685)       (7,189)
                                                     ------------     ---------

GROSS PROFIT                                               3,120         3,288

COSTS AND EXPENSES
  Selling and marketing expenses                          (2,012)       (1,971)
  General and administrative expenses                     (1,070)       (1,137)
  Research and development expenses                          (98)          (76)
                                                     ------------     ---------

OPERATING INCOME  (LOSS)                                     (60)          104

OTHER INCOME (EXPENSE)
  Other income (expense)                                      39           (13)
  Interest expense                                          (335)         (337)
  Foreign exchange gain (loss)                                21            17
  Gain on sale of assets                                 --                217
                                                     ------------     ---------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                    (335)          (12)
Provision for income taxes                               --             --
                                                     ------------     ---------

NET INCOME (LOSS)                                   $       (335)     $    (12)
                                                     ------------     ---------
                                                     ------------     ---------

Earnings (loss) per common share                    $      (0.02)    $    0.00
                                                     ------------     ---------
                                                     ------------     ---------
 Weighted average number of common shares
   outstanding during the period                      14,218,621     8,224,090
                                                     ------------     ---------
                                                     ------------     ---------


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

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                                          Six Months Ended
                                                    ---------------------------
                                                   September 28, September 30,
                                                        1996          1995
                                                    ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $      (335)     $    (12)
 Adjustments to reconcile net loss to net cash used
  in operations:
    Depreciation and amortization                            414           567
    Provision for losses on accounts receivable               11            11
    Foreign exchange (gain) loss                             (21)          (17)
    Gain on sale of assets                                  --            (217)
  Increase (decrease) in operating assets and
   liabilities:
    Accounts receivable                                      (86)          222
    Notes and other receivables                              105           (13)
    Inventories and prepaid items                           (103)         (129)
    Accounts payable, accrued liabilities and
     payable to related party                               (876)         (689)
    Accrued interest on Swiss bonds                           13            28
    Other                                                      2        --
                                                     ------------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (876)         (249)
                                                     ------------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                    (105)          (22)
  Proceeds from sale of assets                           --                217
                                                     ------------     ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (105)          195
                                                     ------------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                     15             1
 Principal payments on borrowings                           (188)         (114)
                                                     ------------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (173)         (113)
                                                     ------------     ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              (1,154)         (167)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                 1,635           562
                                                     ------------     ---------

CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                             $        481     $     395
                                                     ------------     ---------
                                                     ------------     ---------

                                     (Continued)

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                                   September 28,   September 30,
                                                       1996            1995
                                                   ------------     ---------

NONCASH INVESTING AND FINANCING
 TRANSACTIONS:

  Warrants exercised:
    Warrants                                      $         (6)     $    (13)
    Swiss notes                                            (45)          (40)
    Common stock                                            51            53
                                                   ------------     ---------
                                                  $     --         $   --
                                                   ------------     ---------
                                                   ------------     ---------

  Capital lease:
   Repayment of notes payable                     $     --          $   (104)
   Purchases of property and equipment                  --              (191)
   Capital lease addition                               --               295
                                                   ------------     ---------
                                                  $     --         $   --
                                                   ------------     ---------
                                                   ------------     ---------



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

2.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):

                        September 28, 1996       March 30, 1996
                        ------------------       --------------

         Raw materials       $1,870                   $1,782
         Work in process        297                      233
         Finished goods       1,301                    1,378

                             ------                   ------
                             $3,468                   $3,393
                             ------                   ------
                             ------                   ------


3.  QUASI-REORGANIZATION:

In June 1993, the Company's Board of Directors approved quasi-reorganization procedures which were effective July 3, 1993, the end of the Company's first quarter of fiscal 1994.


4.  WARRANTS:

In June and August 1996, 19,411 and 59,618, respectively, of the Company's warrants to purchase common stock at $0.75 per share were exercised. These warrants had been issued to the Swiss bondholders in an exchange in fiscal 1994.


5.  LINE OF CREDIT

The Company has obtained a two and one-half year revolving line of credit from Norwest Business Credit, Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less.

6.  FOOD AND DRUG ADMINISTRATION

The Company is subject to regulation by the Food and Drug Administration ("FDA") regarding the manufacture and sale of the Company's products. On October 1, 1991, the Company entered into a five-year Consent Decree with the FDA in which the Company agreed to comply with the FDA's Current Good Manufacturing Practices ("cGMP"). As of October 1, 1996, the Company has satisfactorily met the requirements of the Consent Decree and all other obligations required by the FDA. The Company continues to manufacture product in compliance with cGMP's.


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


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1997 were $5,653,000, an increase of $460,000 or 8.8% compared to sales for the second quarter of the previous year. A portion of this increase is due to the timing of orders. The first quarter sales were $132,000 less than the prior year because orders expected in June were received in July. Approximately $300,000 of the increased sales is due to sales to Ciba Corning Diagnostics, with whom Marquest signed a contract in late fiscal 1996 for the sale of arterial blood gas syringes.

The gross margin decreased from 32.4% in the second quarter of fiscal 1996 to 30.6% in the second quarter of fiscal 1997, and decreased from 31.4% to 28.9% for the first six months of fiscal 1996 and 1997, respectively. The decrease is due to incremental manufacturing costs related to component quality and an increase in the cost of heated humidification units provided to customers.
Units are provided to hospitals at no charge in exchange for agreements to purchase specified levels of disposable products. In fiscal 1997, more new units are being provided to hospitals.

Operating expenses have remained flat for the second quarter and for the first six months compared to the prior year. During the first quarter of fiscal 1996, the Company sold its 10% investment in Seabrook Medical Systems, Inc. for a $200,000 gain.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Cash used in operations was $876,000 for the first six months of fiscal 1997. This decrease was due to a reduction in payables and accrued liabilities due to normal seasonal selling patterns and the payment of various legal settlements.

FINANCING ACTIVITIES: During fiscal 1996, the Company and Scherer Capital, LLC. signed a loan agreement under which the Company may borrow up to $1,500,000 at 1-1/2% over prime, secured by inventory and equipment. At September 28, 1996, there is $800,000 of borrowing capacity available to the Company. On March 29, 1996, Scherer Capital purchased $1,000,000 of common stock of the Company at a rate of $0.485 per share.

The Company has obtained a two and one-half year revolving line of credit from Norwest Business Credit., Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less.

Management of the Company believes that it can fund its current operating levels and capital expenditures from the funds from the sale of common stock in March 1996 and from available borrowings under the loan agreement with Scherer Capital and the line of credit. To the extent that fiscal 1997 operations and borrowings are not sufficient to support anticipated capital expenditures, the Company's planned investment in capital projects will be reduced.

                                       PART II
                                  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on August 22, 1996. The following directors were elected:

                                  Shares in Favor          Shares Withheld
                                  ---------------          ---------------

         Charles R. Atkins III      13,187,661                 407,643
         Stephen Lukas, Sr.         13,185,551                 409,753
         Jack W. Payne              13,187,151                 408,153
         Kenneth H. Robertson       13,188,151                 407,153
         Robert P. Scherer, Jr.     13,187,156                 408,148
         Mack D. Tindal             13,188,051                 407,253
         William J. Thompson        13,187,107                 408,197
         Jack L. York               13,130,461                 464,843

The proposal to amend the Marquest Medical Products, Inc. Incentive and Non-Qualified Stock Option Plan to increase the number of shares of common stock as to which options may be granted from 1,250,000 to 1,750,000 was approved with the following vote: FOR - 13,065,880, AGAINST - 407,143, ABSTAIN - 16,199.


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


Dated:  November 12, 1996         MARQUEST MEDICAL PRODUCTS, INC.


                             /s/ William J. Thompson
                             ---------------------------------------------
                             William J. Thompson
                             President




                             /s/ Margaret Von der Schmidt
                             ---------------------------------------------
                             Margaret Von der Schmidt
                             Vice President - Finance and Chief Financial
                             Officer