Form 10-Q
period 1996-12-28
MARQUEST MEDICAL PRODUCTS INC
filed 1997-02-05
CIK 719497

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                               ________________________

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal quarter ended December 28, 1996   Commission File No. 0-11484
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



Number of shares of common stock, no par value, of Registrant outstanding at January 16, 1997.

              14,267,473

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATMENTS

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)


                                        ASSETS


                                                      December 28     March 30,
                                                         1996           1996
                                                      -----------    ----------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                           $      513     $   1,635
  Trade accounts receivable, less allowances for
    doubtful accounts of $124 and $94, respectively        2,712         2,915
  Notes and other receivables                                 70           181
  Inventories                                              3,605         3,393
  Prepaid items                                              176           173
                                                      -----------    ----------
    Total current assets                                   7,076         8,297


PROPERTY, PLANT AND EQUIPMENT
  Land                                                     1,265         1,265
  Buildings                                                4,985         4,985
  Machinery and equipment                                  8,942         8,866
  Other                                                    2,552         2,523
  Construction in progress                                    47             2
                                                      -----------    ----------
                                                          17,791        17,641
  Less accumulated depreciation                          (11,193)      (10,586)
                                                      -----------    ----------
    Net property, plant and equipment                      6,598         7,055

OTHER ASSETS                                                  69            41

                                                      -----------    ----------

                                                      -----------    ----------
                                                      $   13,743     $  15,393
                                                      -----------    ----------
                                                      -----------    ----------


             The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                       December 28,   March 30,
                                                          1996          1996
                                                       -----------   ----------
                                                       (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                     $   1,195     $   1,001
  Accrued liabilities                                      2,838         3,728
  Payable to related party                                    40            48
  Swiss debt principal and interest                          368           397
  Current maturities of long-term debt                        93           117
  Current maturities of capital lease obligation             313           289
                                                       ------------  ----------

    Total current liabilities                              4,847         5,580

CAPITAL LEASE OBLIGATION                                     298           536

NOTE PAYABLE TO BANK                                         813           858

SWISS NOTES PAYABLE                                        2,851         2,896

NOTE PAYABLE TO SCHERER CAPITAL, LLC.                        700           700


SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 50,000,000
   shares authorized; 14,288,313 and 14,207,435 shares
   issued and outstanding, respectively                    9,900         9,834
  Warrants                                                   593           599
  Retained earnings(deficit) ($20,434 of retained
   deficit eliminated at July 3, 1993 relating to the
   quasi-reorganization)                                  (6,189)       (5,540)
  Treasury stock, 20,840 shares                              (70)          (70)
                                                       ------------  ----------
    Total shareholders' equity (deficit)                   4,234         4,823
                                                       ------------  ----------

                                                       $  13,743     $  15,393
                                                       ------------  ----------
                                                       ------------  ----------




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


                                                       Three Months Ended
                                                   ----------------------------
                                                   December 28,    December 30,
                                                       1996           1995
                                                   ------------   -------------

NET REVENUES                                       $    5,035     $      5,739
COST OF SALES                                          (3,430)          (3,960)
                                                   ------------   -------------

GROSS PROFIT                                            1,605            1,779

COSTS AND EXPENSES
  Selling and marketing expenses                       (1,054)            (979)
  General and administrative expenses                    (511)            (620)
  Research and development expenses                       (97)             (36)
                                                   ------------   -------------

OPERATING INCOME  (LOSS)                                  (57)             144

OTHER INCOME (EXPENSE)
  Other income (expense)                                 (112)              91
  Interest expense                                       (172)            (169)
  Foreign exchange gain (loss)                             27               (2)
    Gain on sale of assets                                 --                8
                                                   ------------   -------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES        (314)              72
Provision for income taxes                                 --             (697)
                                                   ------------   -------------

NET INCOME (LOSS)                                  $     (314)    $       (625)
                                                   ------------   -------------
                                                   ------------   -------------

Earnings (loss) per common share                   $    (0.02)    $      (0.08)
                                                   ------------   -------------
                                                   ------------   -------------

 Weighted average number of common shares
   outstanding during the period                    14,265,848       8,246,880
                                                   ------------   -------------
                                                   ------------   -------------




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

                                                      Nine Months Ended
                                                 -----------------------------
                                                 December 28,     December 30,
                                                     1996            1995
                                                 ------------     ------------

NET REVENUES                                     $     15,840     $     16,216
COST OF SALES                                         (11,115)         (11,149)
                                                 ------------     ------------

GROSS PROFIT                                            4,725            5,067

COSTS AND EXPENSES
  Selling and marketing expenses                       (3,066)          (2,950)
  General and administrative expenses                  (1,581)          (1,757)
  Research and development expenses                      (195)            (112)
                                                 ------------     ------------

OPERATING INCOME  (LOSS)                                 (117)             248

OTHER INCOME (EXPENSE)
  Other income (expense)                                  (73)              78
  Interest expense                                       (507)            (506)
  Foreign exchange gain (loss)                             48               15
  Gain on sale of assets                               --                  225
                                                 ------------     ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                 (649)              60
Provision for income taxes                             --                 (697)
                                                 ------------     ------------

NET INCOME (LOSS)                                $       (649)    $       (637)
                                                 ------------     ------------
                                                 ------------     ------------

Earnings (loss) per common share                 $      (0.05)    $      (0.08)
                                                 ------------     ------------
                                                 ------------     ------------

 Weighted average number of common shares
  outstanding during the period                    14,234,363        8,231,715
                                                 ------------     ------------
                                                 ------------     ------------




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

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                                                   Nine Months Ended
                                                           --------------------------------
                                                           December 28,        December 30,
                                                               1996                1995
                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $       (649)       $       (637)
  Adjustments to reconcile net loss to net cash used
    in operations:
      Depreciation and amortization                                 614                 819
      Provision for losses on accounts receivable                    16                  17
      Foreign exchange (gain) loss                                  (48)                (15)
      Gain on sale of assets                                     --                    (225)
      Gain on extinguishment of debt                             --                     (32)
      Increase (decrease) in operating assets and
       liabilities:
         Accounts receivable                                        186                 258
         Notes and other receivables                                111                 (24)
         Inventories and prepaid items                             (215)               (439)
         Accounts payable, accrued liabilities and
          payable to related party                                 (704)               (158)
         Accrued interest on Swiss bonds                             19                  42
         Other                                                      (35)                 --
                                                           ------------        ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (705)               (394)
                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                         (150)                (39)
    Proceeds from sale of assets                                 --                     225
                                                           ------------        ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (150)                186
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Swiss bond principal and interest                  --                    (146)
  Proceeds from note payable to Scherer Capital                  --                   1,100
  Issuance of common stock                                           16                   1
  Principal payments on borrowings                                 (283)               (360)
                                                           ------------        ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (267)                595
                                                           ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (1,122)                387

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                       1,635                 562
                                                           ------------        ------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                   $        513        $        949
                                                           ------------        ------------
                                                           ------------        ------------

                                     (Continued)

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)



                                                   Nine Months Ended
                                            --------------------------------
                                            December 28,        December 30,
                                                1996                1995
                                            ------------        ------------
NONCASH INVESTING AND FINANCING
  TRANSACTIONS:

  Warrants exercised:
    Warrants                                $        (6)        $       (13)
    Swiss notes                                     (45)                (40)
    Common stock                                     51                  53
                                            ------------        ------------
                                            $    --             $    --
                                            ------------        ------------
                                            ------------        ------------

  Capital lease:
    Repayment of notes payable              $    --             $      (220)
    Purchases of property and equipment          --                    (364)
    Capital lease addition                       --                     584
                                            ------------        ------------
                                            $    --             $    --
                                            ------------        ------------
                                            ------------        ------------

  Swiss Bond exchange:
    Issuance of Swiss notes payable         $    --             $       259
    Repayment of Swiss Bond principal            --                    (291)
    Gain on exchange                             --                      32
                                            ------------        ------------
                                            $    --             $    --
                                            ------------        ------------
                                            ------------        ------------



             The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                           MARQUEST MEDICAL PRODUCTS, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  REPORT OF MANAGEMENT:

The management of Marquest Medical Products, Inc. (the "Company") is responsible for the integrity of the financial information presented. The financial statements have been prepared in accordance with generally accepted accounting principles and they include amounts that are based on management's estimates and judgment. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

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


2.  INVENTORIES:

Inventories consist of the following (in thousands of dollars):

                          December 28, 1996            March 30, 1996
                          -----------------            --------------
    Raw materials                $2,254                   $1,782
    Work in process                 338                      233
    Finished goods                1,013                    1,378
                                 ______                   ______
                                 $3,605                   $3,393
                                  =====                    =====


3.  QUASI-REORGANIZATION:

In June 1993, the Company's Board of Directors approved quasi-reorganization procedures which were effective July 3, 1993, the end of the Company's first quarter of fiscal 1994.


4.  WARRANTS:

In June, August and December, 1996, 19,411, 59,618 and 1,849, respectively, of the Company's warrants to purchase common stock at $0.75 per share were exercised. These warrants had been issued to Swiss bondholders in exchange transactions during fiscal 1994.


5.  LINE OF CREDIT

The Company has obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate, expiring February 28, 1999. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less. There have been no borrowings on the line of credit.

6.  FOOD AND DRUG ADMINISTRATION

The Company is subject to regulation by the Food and Drug Administration ("FDA") regarding the manufacture and sale of the Company's products. On October 1, 1991, the Company entered into a five-year Consent Decree with the FDA in which the Company agreed to comply with the FDA's Current Good Manufacturing Practices ("cGMP"). As of October 1, 1996, the Consent Decree expired.

7.  JAPANESE PATENT

In a Complaint filed in September 1996, the Company's distributor of arterial blood gas products in Japan is alleged to infringe the patent of Terumo K.K., resulting in a request for an injunction against the distributor from further marketing and sale of arterial blood gas samplers manufactured by the Company and distributed in Japan. The Complaint does not currently name the Company. The Company is paying the cost to defend its distributor in the litigation and has engaged Japanese counsel. Due to the preliminary nature of this litigation, there can be no assessment as to the potential impact on the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1997 were $5,035,000, a decrease of $704,000 or 12.3% compared to sales of $5,739,000 for the third quarter of the previous year. Year-to-date sales of $15,840,000 declined by $376,000 or 2.3% compared to sales for the nine-month period of the prior fiscal year. A portion of the overall decrease is due to sales to one OEM manufacturer in fiscal 1996, who did not order in fiscal 1997. Also, as a result of the Company's expanded European warehouse facility, some foreign customers are changing buying patterns, placing more frequent smaller orders in contrast to large orders.
This practice caused a delay in expected purchases during the third quarter.

The gross margin increased from 31% in the third quarter of fiscal 1996 to 31.9% in the third quarter of fiscal 1997, and decreased from 31.2% to 29.8% for the first nine months of fiscal 1996 and 1997, respectively. The year-to-date decrease is due to (i) overtime incurred for rework of certain products, (ii) the Company's commitment to improved quality systems to meet international standards and (iii) an increase in the level of heated humidification units provided to customers. Heated humidification units are provided to hospitals at no charge in exchange for agreements to purchase specified levels of disposable products. In fiscal 1997, more new units are being provided to hospitals.

Operating expenses have remained steady for the third quarter and for the first nine months compared to the prior year. During the first quarter of fiscal 1996, the Company sold its 10% investment in Seabrook Medical Systems, Inc. for a $200,000 gain.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Cash used in operations was $705,000 for the first nine months of fiscal 1997 compared to $394,000 for the comparable period in fiscal 1996. This decrease was due to a reduction in payables and accrued liabilities due resulting from payment of various legal settlements and monthly payments to the Internal Revenue Service.

FINANCING ACTIVITIES: During fiscal 1996, the Company and Scherer Capital, LLC. signed a loan agreement under which the Company may borrow up to $1,500,000 at 1-1/2% over prime, secured by inventory and equipment. At December 28, 1996, there is $800,000 of borrowing capacity available to the Company under that facility and

$2,000,000 under a revolving credit facility. On March 29, 1996, Scherer Capital purchased $1,000,000 of common stock of the Company for $0.485 per share.

The Company has obtained a revolving line of credit from Norwest Business Credit., Inc. ("Norwest") secured by receivables with an interest rate of 2.25% over Norwest's prime rate, expiring February 28, 1999. The maximum line of credit to be extended is 80% of eligible accounts receivable or $2,000,000, whichever is less. All of the line is available for borrowing at December 28, 1996. The covenants for the line of credit provide that the company must maintain a debt service coverage ratio of 1:1 at the end of fiscal 1997 and the maximum net loss cannot exceed $50,000 for fiscal 1997.

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

                                       PART II
                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

In a Complaint filed in September 1996, the Company's distributor of arterial blood gas products in Japan is alleged to infringe the patent of Terumo K.K., resulting in a request for an injunction against the distributor from further marketing and sale of arterial blood gas samplers manufactured by the Company and distributed in Japan. The Complaint does not currently name the Company. The Company is paying the cost to defend its distributor in the litigation and has engaged Japanese counsel. Due to the preliminary nature of this litigation, there can be no assessment as to the potential impact on the Company.


ITEM 5.  OTHER INFORMATION.

The Company is subject to regulation by the Food and Drug Administration ("FDA") regarding the manufacture and sale of the Company's products. On October 1, 1991, the Company entered into a five-year Consent Decree with the FDA in which the Company agreed to comply with the FDA's Current Good Manufacturing Practices ("cGMP"). As of October 1, 1996, the Consent Decree expired.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    Exhibit No.              Description                                  Page
    -----------              -----------                                  ----

       4.          Credit and Security Agreement by and between
                   Marquest Medical Products, Inc. and Norwest Business
                   Credit, Inc. dated November 5, 1996                     12

      27.          Financial Data Schedule (EDGAR version only)            65

(b)  Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 5, 1997     MARQUEST MEDICAL PRODUCTS, INC.


                             /s/ William J. Thompson
                             -------------------------------------
                             William J. Thompson
                             President




                             /s/ Margaret Von der Schmidt
                             -------------------------------------
                             Margaret Von der Schmidt
                             Vice President - Finance and Chief Financial
                                   Officer