Form 10-K405
period 1997-03-29
MARQUEST MEDICAL PRODUCTS INC
filed 1997-06-13
CIK 719497

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                      -----------------------

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended March 29, 1997      Commission File No. 0-11484

                      -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Based on the last reported sales price of $0.75 on May 30, 1997, the aggregate market value of the voting stock held by non affiliates of the registrant was $3,527,215.

The number of shares outstanding of the registrant's common stock, exclusive of treasury shares, was 14,307,729 on May 30, 1997.

                DOCUMENTS INCORPORATED BY REFERENCE

                                None

                             TABLE OF CONTENTS


                                 PART I


Item                                                                       Page
----                                                                       ----

  1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
  3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 10
  4.     Submission of Matters to a Vote of Shareholders. . . . . . . . . . 10
         Executive Officers of the Registrant . . . . . . . . . . . . . . . 11

                                 PART II

  5.     Market for the Registrant's Common Stock and Related
           Shareholder Matters. . . . . . . . . . . . . . . . . . . . . . . 11
  6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 12
  7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . 12
  8.     Consolidated Financial Statements and Supplementary Data . . . . . 19
  9.     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . . . . 47

                                 PART III

 10.     Directors and Executive Officers of the Registrant . . . . . . . . 47
 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 48
 12.     Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . . . . 53
 13.     Certain Relationships and Related Transactions . . . . . . . . . . 54

                                 PART IV

 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 55

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 57

                               PART I

ITEM I. BUSINESS

GENERAL: Marquest Medical Products, Inc. ("Marquest" or the "Company") was incorporated in 1979 under the laws of the State of Colorado.

On March 14, 1997, the Company entered into a Merger Agreement with Vital Signs, Inc., a New Jersey corporation ("VSI"), pursuant to which a subsidiary of VSI will be merged into the Company with the result that the Company will become a wholly-owned subsidiary of VSI and the Company's shareholders shall receive $0.797 for each outstanding share of Company common stock. The consummation of the merger is subject to a number of contingencies, including obtaining the approval of the Company's shareholders and the approval of the shareholders of Scherer Healthcare, Inc., which holds approximately 50.5% of the Company's common stock. Assuming that these contingencies are satisfied, it is expected that the merger will be consummated in late July 1997. See "Merger."

Marquest manufactures and distributes four major groups of products for use in the respiratory care, cardiopulmonary support and anesthesia markets. The largest of these product groups is the Blood Collection Systems for Diagnostic Testing. This group includes the broad line of Marquest disposable blood gas syringes. Most revenues in this group are generated by the proprietary-designed syringes, which are marketed under the trade names Gas-Lyte and Quik-ABG. As discussed in Note 11 to the Consolidated Financial Statements, the Company executed a sale and leaseback of this product line during Fiscal 1994 with Scherer Healthcare, Inc. ("Scherer Healthcare") as part of a series of transactions designed to restructure the Company financially. See "Business Transactions with Scherer Healthcare, Inc. and Scherer Capital, LLC/R. P. Scherer, Jr."

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

The Company's second largest product line is Aerosolized Medication Delivery Systems, consisting primarily of disposable nebulizers. Nebulizers atomize medications for inhalation into the lungs. The Company offers different nebulizers to accommodate user preferences as well as the requirements for different types of respiratory treatment. Nebulizers are marketed under the trade names Acorn II-Registered Trademark- and Whisperjet. The Acorn II -Registered Trademark- Nebulizer is used as part of a circuit package sold under the name, "RespirGard II-Registered Trademark- Nebulizer System".

The RespirGard II-Registered Trademark- Nebulizer System is a device designed for the administration of aerosolized pentamidine (NebuPent-Registered Trademark-, a registered trademark of Fujisawa Pharmaceutical Company), a drug used in the treatment of certain respiratory complications that result from the AIDS virus (pneumocystis carinii pneumonia). RespirGard II-Registered Trademark- is the only device specifically recommended by Fujisawa and is referenced in their labeling and use instructions.

Heated Humidification Systems is the Company's third product group. These systems consist of three subgroups - humidifiers, heated wire circuits and humidification chambers. Heated Humidification Systems provide a flow of moist, warm air to patients who are at risk from loss of body temperature and drying of the lung linings. There are applications for this product group in both respiratory care and anesthesia.

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

In May, 1996, the FDA concluded an inspection with six deficiency observations noted. Many of the observations noted refer to the lack of training regarding assembly, testing and sampling. The Company took corrective action, including retraining employees, and implementing other changes in order to respond to the FDA's concerns. These changes and corrective actions were presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. The Company was again inspected by the FDA during September, 1996 and received a Form 483, Inspection Observations, containing three alleged nonconformances with GMP. The Company responded to these observations, including providing specific corrective action. Following the September inspection, the Consent Decree expired October 1, 1996 and is of no further force and effect.

INDUSTRY SEGMENTS AND FOREIGN SALES: The Company has one industry segment: it manufactures and distributes medical devices and equipment to the healthcare provider sector. All of the Company's current operations are located in the United States. The Company has inventory at a distributor's warehouse in The Netherlands of approximately

$219,000 and $131,000 at March 29, 1997 and March 30, 1996 respectively.
Export sales are discussed in Note 1 to the Consolidated Financial Statements.

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

MARKETING AND CUSTOMERS: The Company focuses a substantial portion of its resources on marketing and sales. It emphasizes in-service training for its clinical customers, distributor training and direct marketing. In-service training educates customers about the Company's products and is supported by continuing efforts to introduce product design changes that eliminate application difficulties, such as converting from liquid heparin to a dried form to eliminate dilutional errors in blood gas analysis tests. Close working relationships with medical personnel also have led to the development of better and safer applications for the Company's products, such as development of the RespirGard II nebulizer, which is used in the treatment of AIDS-associated respiratory illnesses.

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

The Company distributes most of its manufactured products through a network of respiratory or anesthesia distributors. Domestically, this network historically included 29 hospital specialty dealers as well as several medical-surgical dealers and over one thousand home heathcare dealers who distribute certain of the Company's products to be used in the home.

VSI distributes its products primarily through its internal sales force. On March 14, 1997, in conjunction with the execution by the Company of the Merger Agreement, VSI and the Company entered into a Dealer Agreement with VSI which authorized VSI to distribute Company products in the United States, Canada, Puerto Rico and certain foreign countries and provided 28 of its 29 hospital specialty dealers with notice that they were being terminated as distributors effective as of the end of the termination notice period specified in their dealer agreements. In addition to providing protection from the possibility that the Company's hospital specialty dealers would try to shift customers away from Company products while the Company's acquisition by VSI was pending, the Company believes that appointing VSI as a national dealer for its products will be desirable because of VSI's strong sales force and complementary product mix even if the Company's acquisition by VSI is never consummated.

Since providing most of its domestic hospital specialty dealers with notices of termination, the Company has entered into new arrangements with five of those dealers, which provide that those dealers may continue to distribute Company products at reduced margins.

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

During Fiscal 1997, 1996, and 1995, the Company had one distributor, Tri-anim Health Services, Inc. ("Tri-Anim") of Sylmar, California, who accounted for 18%, 19%, and 19%, respectively, of the Company's sales. Tri-Anim was terminated as a distributor of Company products effective June 13, 1997.

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

Historically, the Company has not had a significant backlog of firm orders for its products. With the exception of orders for future delivery or for specially assembled products, most orders have been shipped within one week of receipt and the Company has maintained predetermined levels of finished goods inventories to ensure that this ability is preserved. The Company had a backlog of orders to ship of approximately $249,000 and $158,000 at March 29, 1997 and March 30, 1996, respectively.

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

The Company's product development program includes its internal efforts as well as the acquisition of new products from others. In Fiscal 1997, 1996 and 1995, the Company expensed royalties and license fees of approximately $2,800, $2,000 and $54,000, respectively, in connection with products developed by others. The Company spent approximately $286,000, $155,000 and $140,000, respectively, on internal product development in Fiscal 1997, 1996 and 1995.

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

EMPLOYEES: At May 30, 1997, the Company had a total of 253 employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified personnel.

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

BUSINESS TRANSACTIONS WITH SCHERER HEALTHCARE, INC. AND SCHERER CAPITAL, LLC/R. P. SCHERER, JR.: During Fiscal 1994, the Company consummated two related financing transactions to provide the Company with necessary liquidity and to effect an exchange offer for defaulted Swiss Bonds, pursuant to the Omnibus Agreement between the Company and Scherer Healthcare, Inc., dated April 12, 1993.

The Company sold its Arterial Blood Gas product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare, Inc. ("Scherer Healthcare") for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The option to repurchase, originally expiring on May 31, 1996, was extended by Scherer Healthcare and the Company until June 15, 1999. The Company granted Scherer Healthcare warrants to purchase 5,780,000 shares of common stock of the Company at $.75 per share as consideration for the repurchase option. Of these warrants, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable in exchange for cash or, if exercised by Scherer Healthcare or a Scherer Healthcare affiliate, for common stock of Scherer Healthcare. Scherer Healthcare may elect to exercise these warrants for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer Healthcare may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer Healthcare makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

Prior to the above transaction, Scherer Healthcare had advanced the Company $1,750,000. In consideration for that advance, the Company granted to Scherer Healthcare warrants to purchase 800,000 shares of the Company's common stock at $.75 per share exercisable until March 31, 1999. The advance was repaid with the proceeds from the sale and leaseback transaction but the warrants remain outstanding.

During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on the obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer Healthcare (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. In May 1994, Scherer Healthcare converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock at $.75 per common share. In March 1996, Scherer

Healthcare converted the remaining balance of the 8% note of $1,851,600, $486,571 in related accrued interest due to Scherer Healthcare and $376,330 owed to Scherer Healthcare for management fees into 3,877,859 shares of the Company's common stock at $.70 per share. At March 29, 1997, Scherer Healthcare owns 50.5% of the Company's outstanding common stock. The Scherer Healthcare preferred stock is convertible into Scherer Healthcare common stock.

In three exchange offers during Fiscal 1994, the bondholders exchanged 16,320,000 Swiss Francs in bonds, 96% of the total bonds outstanding, for a combination of Marquest debt, warrants to purchase common stock of the Company, and the convertible preferred stock of Scherer Healthcare. In the exchange, the Swiss bondholders received (i) cumulative convertible preferred stock of Scherer Healthcare for 35% of the principal and accrued interest of the tendered bonds; (ii) unsecured 8% U.S. dollar denominated notes of the Company maturing March 31, 1999 with an aggregate principal amount of $2,875,000, and (iii) warrants to purchase 165,000 and 1,432,416 shares of Marquest common stock at $.25 and $.75 per share, respectively, exercisable until March 31, 1999.

As a result of the sale of the Arterial Blood Gas product line and the Swiss bond refinancing, Scherer Healthcare obtained the right to acquire approximately 65% of the outstanding common stock of the Company through the exercise of all warrants and conversion of the note. Also, as a result of the Omnibus Agreement, Scherer Healthcare acquired the right to name a majority of the members of the Company's Board of Directors.

In March 1996, Scherer Capital, LLC ("Scherer Capital"), a company controlled by the largest shareholder of Scherer Healthcare, Inc., purchased 2,061,856 shares of the Company's common stock at $.485 per common share for $1,000,000. During the third quarter of Fiscal 1996, Scherer Capital advanced the Company $700,000 which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt. The debt, which bears interest at 1-1/2% over prime, is secured by inventory and equipment and is convertible at a rate of $.70 per share. The debt agreement contemplated the possibility of additional borrowings of $800,000. During Fiscal 1997, Scherer Capital transferred its credit facility to Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Scherer has voting authority over the Company's common stock purchased by Scherer Capital in March 1996 either through beneficial ownership or as trustee of a voting trust for shares owned by Mr. Scherer's adult children. These shares represent 14.4% of the Company's outstanding common stock. Mr. Scherer is also the majority shareholder, Chairman of the Board and Chief Executive Officer of Scherer Healthcare.

MERGER: On March 14, 1997, the Company signed an Agreement and Plan of Merger ("Merger Agreement") between VSI; VSI Acquisition Corporation ("Newco"), a wholly-owned subsidiary of VSI; and the Company, providing for the merger of Newco with the Company, with the Company surviving the merger as a wholly-owned subsidiary of VSI. Upon the effective date of the merger, all of the Company's common stock will be converted into the right to receive $0.797 per share in cash.

DEALER AGREEMENT. Simultaneous with the execution of the Merger Agreement, the Company and VSI entered into a Dealer Agreement whereby VSI is authorized to sell the Company's products for a period of two years. The Company provided 28 of its 29 existing domestic specialty dealers with notices of termination of their dealer agreements which, as a general matter, allow for termination on 30 to 90 days notice. The Dealer Agreement may be terminated by the Company if VSI does not meet certain specified sales quotas after June 30, 1997. Since providing its domestic specialty dealers with notices of termination, the Company has negotiated new arrangements with five of those dealers which provide that those dealers may continue to distribute Company products at reduced margins.

Two of the Company's terminated dealers have commenced lawsuits against the Company and VSI alleging, among other things, that the termination of its dealer agreement was unlawful and that VSI is using confidential information of dealers in the sale of the Company's products. The Company believes that its position in both of these matters is meritorious, but is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination.

PURCHASE OF ABG ASSETS AND COVENANTS NOT TO COMPETE. As part of the investment made in the Company by Scherer Healthcare in June 1993, Scherer Healthcare acquired title to the Company's Arterial Blood Gas ("ABG") product line which the Company leases from Scherer Healthcare. The Company has an option to repurchase the ABG product line from Scherer Healthcare at a purchase price equal to $4,500,000 plus $22,500 per month during the period from June 13, 1993 through the date of repurchase. Pursuant to an Inducement Agreement between VSI and Scherer Healthcare (the "Scherer Healthcare Inducement Agreement"), VSI has agreed to purchase the ABG product line from Scherer Healthcare for a purchase price equal to the purchase price under the Company's repurchase option. If the merger occurs on July 31, 1997, the purchase price of the ABG product line would be $5,625,000.

Pursuant to the Scherer Healthcare Inducement Agreement, Scherer Healthcare is obligated, at the time of the merger, to enter into a covenant not to compete pursuant to which it agrees it will not engage in the business of manufacturing or selling ABG products for a period of three years following the effective date of the merger. In consideration of this covenant not to compete, VSI has agreed to pay Scherer Healthcare an amount equal to the difference between $5,860,000 and the purchase price of the ABG product line. If the merger occurs on July 31, 1997, Scherer Healthcare will be paid $235,000 for the covenant not to compete.

Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer, is the beneficial owner of or has voting authority over 2,061,856 shares of the Company's common stock. Mr. Scherer also holds a promissory note of the Company in the principal amount of $700,000 which is convertible into the Company's common stock at a rate of $0.70 per share. Mr. Scherer has agreed to convert the note prior to the merger into 1,000,000 shares of the Company's common stock. In addition to his ownership of the Company's common stock, Mr. Scherer has voting authority over 61.1% of the outstanding common stock of Scherer Healthcare.

Pursuant to an Inducement Agreement entered into between VSI and Mr. Scherer (the "RPS Inducement Agreement"), Mr. Scherer has agreed to vote his shares of Scherer Healthcare common stock in favor of the merger. Mr. Scherer has also agreed to vote all of his shares of the Company's common stock in favor of the merger. Pursuant to the RPS Inducement Agreement, Mr. Scherer is required to enter into a covenant not to compete pursuant to which he agrees that for a period of three years following the merger he will not engage in the business of manufacturing or selling ABG products. In consideration of this covenant, VSI has agreed to pay Mr. Scherer $140,000.

CONDITIONS TO CLOSING. The Merger Agreement contains a number of conditions to closing which must be satisfied or waived prior to consummation of the merger. These conditions include, among other conditions, the requirement that the merger be approved by the shareholders of the Company and Scherer Healthcare, the requirement that no material litigation is pending against the Company or its business, and the requirement that no adverse regulatory action has been taken against the Company. The Company believes that the conditions to closing can be satisfied and that the closing will take place in late July 1997.

COVENANTS OF THE MERGER AGREEMENT. Pursuant to the Merger Agreement, the Company has agreed that, during the period from March 14, 1997 to the effective time of the merger, except as permitted in writing by VSI, the Company will not, among other things, (a) amend its Articles of Incorporation or Bylaws, (b) issue, sell, deliver, grant or declare any stock dividend or any other distribution with respect to the Company's common stock except that the Company may issue common stock pursuant to certain options, warrants or a convertible note exercisable or convertible in accordance with the terms of the applicable agreements and outstanding as of March 14, 1997, (c) mortgage or pledge any assets except in the ordinary course of business, (d) borrow or agree to borrow any funds except in the ordinary course of business and pursuant to the Company's existing credit facilities up to certain amounts,
(e) incur any obligation or liability, cancel any material debts of third parties, lease, sell, transfer or grant any preferential rights to lease or acquire any of its material assets or substantively amend or terminate any material contract or agreement except in the ordinary course of business, (f) adopt, materially amend or terminate any employee benefit plan or materially increase compensation or other benefits payable to the Company's employees,
(g) acquire any other business entity, (h) solicit, encourage or authorize any competing inquiry, proposal, offer or possible offer from a third party relating to a change in control or ownership of the Company, (j) enter into any material licensing or marketing arrangement or other material contract with any party other than VSI, and (k) settle any pending litigation in a manner that is materially adverse to the Company or commence any material litigation.

TERMINATION OF THE MERGER. The Merger Agreement may be terminated and the merger may be abandoned before the effective time of the merger (a) by mutual written consent of VSI, Newco and the Company or (b) by VSI or the Company if
(i) the Company's shareholders fail to approve the merger at the special meeting of shareholders or (ii) the shareholders of Scherer Healthcare fail to approve the sale of the stock of the Company. In addition, VSI may terminate the Merger Agreement if (a) there has been a material misrepresentation or breach by the Company of any of its representations or warranties in the Merger Agreement, (b) the Company's Special Treatment Sales (defined below) during the period from December 29, 1996 through the date seven days prior to the Closing (the "Pre-Closing Date") are less than eighty percent of the Company's Special Treatment Sales during the period from the first day of the Company's fiscal quarter commencing in December 1995 through the date one year prior to the Pre-Closing Date, (c) there has been any misrepresentation by Scherer Healthcare or Mr. Scherer in any of the representations or warranties set forth in the Inducement Agreements, or (d) there has been any material failure by Scherer Healthcare or Mr. Scherer to comply with their respective obligations under the Inducement Agreements. Special Treatment Sales are all of the Company's sales other than sales made through the Company's U.S. (including Puerto Rico) dealers and sales made through distributors of the Company's medical-surgical products.

Either the Company or VSI, at their discretion, may terminate the Merger Agreement if the effective date of the merger has not occurred by August 29, 1997, except that a party whose breach of the Merger Agreement has caused such a delay in the consummation of the merger will not be entitled to terminate the Merger Agreement. If the Company terminates the Merger Agreement as a result of a breach of any material covenants by VSI, the Company will be entitled to $800,000 as damages.

If the Merger Agreement is terminated by VSI or the Company because (a) an offer is made, including a Purchase Event (defined below), (b) a claim is made that such offer could result in greater value to the Company's shareholders than the value to be received from VSI, and (c) after such offer is known to the Company, the Company's shareholders do not approve the merger, the shareholders of Scherer Healthcare do not approve the sale of the Company's common stock, or the Company breaches any of its obligations under the Merger Agreement, and within 24 months after the termination of the Merger Agreement, a Purchase Event occurs, the Company will pay to VSI a cash fee of $1,500,000. A Purchase Event means any of the following events: (a) without VSI's written consent, the Company announces an intention to enter into an agreement with a party other than VSI to (i) merge, (ii) dispose of 25% or more of the Company's assets or (iii) issue, sell or dispose of securities representing 25% or more of the voting power of the Company, or
(b) any person or group other than Scherer Healthcare or VSI or their affiliates acquires 25% or more of the voting power of the Company.


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

In December 1992, the Company sold its Nogales, Arizona warehouse to a third party under a 10-year sale leaseback arrangement. The Company does not utilize the warehouse in its operations but subleases the space to an unaffiliated entity. See Note 6 to the Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements for a description of legal proceedings at March 29, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                         EXECUTIVE OFFICERS

The executive officers of the Company as of June 1, 1997 are listed below:

        NAME AND AGE                                  POSITIONS WITH THE COMPANY
        ------------                                  --------------------------
Robert P. Scherer, Jr. (64)            Chairman, Chief Executive Officer and Director of the Company
                                       since February 1995.  Chairman and Chief Executive of RPS
                                       Investments, Inc. since its formation.  Director of Scherer
                                       Healthcare, Inc., an affiliate of the Company, since 1977;
                                       Chairman and Chief Executive Officer of Scherer Healthcare,
                                       Inc. since February, 1995.

William J. Thompson (63)               President of the Company since February 1995; Vice Chairman and
                                       Chief Operating Officer of the Company since April 1994; Director of the Company since August 1993.  President, Chief Operating
                                       Officer and Director of Scherer Healthcare, Inc., an affiliate of the Company, since August, 1984.

Margaret E. Von der Schmidt (45)       Vice President - Finance of the Company since February 1994;
                                       Secretary of the Company since February 1995; Director of Finance of the Company from November 1993 to January 1994.  Pursued various business opportunities and interests from January 1993 to November
                                       1993.  Assistant Corporate Controller, U S WEST, Inc. (a
                                       telecommunications company), from December 1985 to December 1992.


The officers serve until their successors have been elected and qualified.


                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS:

On July 1, 1983, the Common Stock of the Company commenced trading in the over-the-counter market and was quoted on the Nasdaq system. From March 20, 1984 to October 14, 1994, the Company's stock was listed for trading on the Nasdaq National Market System. Effective October 14, 1994, the Company's Common Stock was included in the Nasdaq SmallCap Market. The Company's Common Stock is quoted under the symbol MMPI. The table below shows, for the period indicated, the range of high and low sales prices for Fiscal 1997 and 1996. All quotations were reported to the Company by Nasdaq and represent actual transactions and not inter-dealer quotations.

                               1997               1996
                        ----------------    -----------------
                         High       Low      High       Low
                        ------    ------    ------     ------
First Fiscal Quarter    $ 2.06    $ 1.38    $ 0.63     $ 0.38
Second Fiscal Quarter     1.75      0.63      2.31       0.44
Third Fiscal Quarter      1.25      0.63      1.31       0.50
Fourth Fiscal Quarter     1.38      0.56      2.06       0.56


The closing sale price of the Company's Common Stock on May 30, 1997, as reported on Nasdaq, was $0.75.

As of May 30, 1997, the Company had 445 holders of record of its Common Stock. It is estimated that the total number of holders of the Common Stock is approximately 3,000.

The Company has not paid dividends on its Common Stock in the last six fiscal years. Under a Term Loan Agreement dated June 30, 1994, between the Company and Colorado National Bank and a Credit and Security Agreement dated November 5, 1996 between the Company and Norwest Business Credit, Inc., the Company may not, without prior written consent of the lenders, pay or declare any dividends on its Common Stock. The Company does not anticipate payment of dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA:

All amounts in thousands of dollars except per share amounts.

                                      Fiscal     Fiscal      Fiscal      Nine     Three     Fiscal
                                       Year       Year        Year      Months    Months     Year
                                      Ended       Ended       Ended      Ended     Ended     Ended
                                     March 29,   March 30,   April 1,   April 2,   July 3,   April 3,
                                       1997        1996        1995       1994      1993      1993
                                     ----------------------------------------------------------------
Net revenues                          $22,045    $22,443     $20,576    $17,139   $ 5,327   $ 21,935
Net loss from continuing
  operations before extraordinary
  item                                   (473)       (60)     (3,450)    (2,312)   (1,042)   (18,542)
Net loss                                 (473)       (60)     (3,450)    (2,030)     (336)   (18,338)

LOSS PER COMMON SHARE:
  Continuing operations before
    extraordinary item                  (0.03)     (0.01)      (0.46)     (0.51)    (0.23)     (4.17)
  Net loss                              (0.03)     (0.01)      (0.46)     (0.45)    (0.07)     (4.12)

Total Assets                           13,424     15,393      13,992     16,929    18,366     21,007
Long-Term Obligations                   4,600      4,990       5,961      7,659     6,745          0
Cash Dividend Declared Per
  Common Share                           0.00       0.00        0.00       0.00      0.00       0.00

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                               MERGER

On March 14, 1997, the Company signed an Agreement and Plan of Merger ("Merger Agreement") between VSI; VSI Acquisition Corporation ("Newco"), a wholly-owned subsidiary of VSI; and the Company, providing for the merger of Newco with the Company, with the Company surviving the merger as a wholly-owned subsidiary of VSI. Upon the effective date of the merger, all of the Company's common stock will be converted into the right to receive $0.797 per share in cash.

DEALER AGREEMENT. Simultaneous with the execution of the Merger Agreement, the Company and VSI entered into a Dealer Agreement whereby VSI is authorized to sell the Company's products for a period of two years. The Company provided 28 of its 29 existing domestic specialty dealers with notices of termination of their dealer agreements which, as a general matter, allow for termination on 30 to 90 days notice. The Dealer Agreement may be terminated by the Company if VSI does not meet certain specified sales quotas after June 30, 1997. Since providing its domestic specialty dealers with notices of termination, the Company has negotiated new arrangements with five of those dealers which provide that those dealers may continue to distribute Company products at reduced margins.

Two of the Company's terminated dealers have commenced lawsuits against the Company and VSI alleging, among other things, that the termination of its dealer agreement was unlawful and that VSI is using confidential information of dealers in the sale of the Company's products. The Company believes that its position in both of these matters is meritorious, but is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination.

PURCHASE OF ABG ASSETS AND COVENANTS NOT TO COMPETE. As part of the investment made in the Company by Scherer Healthcare in June 1993, Scherer Healthcare acquired title to the Company's Arterial Blood Gas ("ABG") product line which the Company leases from Scherer Healthcare. The Company has an option to repurchase the ABG product line from Scherer Healthcare at a purchase price equal to $4,500,000 plus $22,500 per month during the period from June 13, 1993 through the date of repurchase. Pursuant to an Inducement Agreement between VSI and Scherer Healthcare (the "Scherer Healthcare Inducement Agreement"), VSI has agreed to purchase the ABG product line from Scherer Healthcare for a purchase price equal to the purchase price under the Company's repurchase option. If the merger occurs on July 31, 1997, the purchase price of the ABG product line would be $5,625,000.

Pursuant to the Scherer Healthcare Inducement Agreement, Scherer Healthcare is obligated, at the time of the merger, to enter into a covenant not to compete pursuant to which it agrees it will not engage in the business of manufacturing or selling ABG products for a period of three years following the effective date of the merger. In consideration of this covenant not to compete, VSI has agreed to pay Scherer Healthcare an amount equal to the difference between $5,860,000 and the purchase price of the ABG product line. If the merger occurs on July 31, 1997, Scherer Healthcare will be paid $235,000 for the covenant not to compete.

Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer, is the beneficial owner of or has voting authority over 2,061,856 shares of the Company's common stock. Mr. Scherer also holds a promissory note of the Company in the principal amount of $700,000 which is convertible into the Company's common stock at a rate of $0.70 per share.
Mr. Scherer has agreed to convert the note prior to the merger into 1,000,000 shares of the Company's common stock. In addition to his ownership of the Company's common stock, Mr. Scherer has voting authority over 61.1% of the outstanding common stock of Scherer Healthcare.

Pursuant to an Inducement Agreement entered into between VSI and Mr. Scherer (the "RPS Inducement Agreement"), Mr. Scherer has agreed to vote his shares of Scherer Healthcare common stock in favor of the merger. Mr. Scherer has also agreed to vote all of his shares of the Company's common stock in favor of the merger. Pursuant to the RPS Inducement Agreement, Mr. Scherer is required to enter into a covenant not to compete pursuant to which he agrees that for a period of three years following the merger he will not engage in the business of manufacturing or selling ABG products. In consideration of this covenant, VSI has agreed to pay Mr. Scherer $140,000.

CONDITIONS TO CLOSING. The Merger Agreement contains a number of conditions to closing which must be satisfied or waived prior to consummation of the merger. These conditions include, among other conditions, the requirement that the merger be approved by the shareholders of the Company and Scherer Healthcare, the requirement that no material litigation is pending against the Company or its business, and the requirement that no adverse regulatory action has been taken against the Company. The Company believes that the conditions to closing can be satisfied and that the closing will take place in late July 1997.

COVENANTS OF THE MERGER AGREEMENT. Pursuant to the Merger Agreement, the Company has agreed that, during the period from March 14, 1997 to the effective time of the merger, except as permitted in writing by VSI, the Company will not, among other things, (a) amend its Articles of Incorporation or Bylaws, (b) issue, sell, deliver, grant or declare any stock dividend or any other distribution with respect to the Company's common stock except that the Company may issue common stock pursuant to certain options, warrants or a convertible note exercisable or convertible in accordance with the terms of the applicable agreements and outstanding as of March 14, 1997, (c) mortgage or pledge any assets except in the ordinary course of business, (d) borrow or agree to borrow any funds except in the ordinary course of business and pursuant to the Company's existing credit facilities up to certain amounts,
(e) incur any obligation or liability, cancel any material debts of third parties, lease, sell, transfer or grant any preferential rights to lease or acquire any of its material assets or substantively amend or terminate any material contract or agreement except in the ordinary course of business, (f) adopt, materially amend or terminate any employee benefit plan or materially increase compensation or other benefits payable to the Company's employees,
(g) acquire any other business entity, (h) solicit, encourage or authorize any competing inquiry, proposal, offer or possible offer from a third party relating to a change in control or ownership of the Company, (j) enter into any material licensing or marketing arrangement or other material contract with any party other than VSI, and (k) settle any pending litigation in a manner that is materially adverse to the Company or commence any material litigation.

TERMINATION OF THE MERGER. The Merger Agreement may be terminated and the merger may be abandoned before the effective time of the merger (a) by mutual written consent of VSI, Newco and the Company or (b) by VSI or the Company if
(i) the Company's shareholders fail to approve the merger at the special meeting of shareholders or (ii) the shareholders of Scherer Healthcare fail to approve the sale of the stock of the Company. In addition, VSI may terminate the Merger Agreement if (a) there has been a material misrepresentation or breach by the Company of any of its representations or warranties in the Merger Agreement, (b) the Company's Special Treatment Sales (defined below) during the period from December 29, 1996 through the date seven days prior to the Closing (the "Pre-Closing Date") are less than eighty percent of the Company's Special Treatment Sales during the period from the first day of the Company's fiscal quarter commencing in December 1995 through the date one year prior to the Pre-Closing Date, (c) there has been any misrepresentation by Scherer Healthcare or Mr. Scherer in any of the representations or warranties set forth in the Inducement Agreements, or (d) there has been any material failure by Scherer Healthcare or Mr. Scherer to comply with their respective obligations under the Inducement Agreements. Special Treatment Sales are all of the Company's sales other than sales made through the Company's U.S. (including Puerto Rico) dealers and sales made through distributors of the Company's medical-surgical products.

Either the Company or VSI, at their discretion, may terminate the Merger Agreement if the effective date of the merger has not occurred by August 29, 1997, except that a party whose breach of the Merger Agreement has caused such a delay in the consummation of the merger will not be entitled to terminate the Merger Agreement. If the Company terminates the Merger Agreement as a result of a breach of any material covenants by VSI, the Company will be entitled to $800,000 as damages.

If the Merger Agreement is terminated by VSI or the Company because (a) an offer is made, including a Purchase Event (defined below), (b) a claim is made that such offer could result in greater value to the Company's shareholders than the value to be received from VSI, and (c) after such offer is known to the Company, the Company's shareholders do not approve the merger, the shareholders of Scherer Healthcare do not approve the sale of the Company's common stock, or the Company breaches any of its obligations under the merger agreement, and within 24 months after the termination of the Merger Agreement, a Purchase Event occurs, the Company will pay to VSI a cash fee of $1,500,000. A Purchase Event means any of the following events: (a) without VSI's written consent, the Company announces an intention to enter into an agreement with a party other than VSI to (i) merge, (ii) dispose of 25% or more of the Company's assets or (iii) issue, sell or dispose of securities representing 25% or more of the voting power of the Company, or
(b) any person or group other than Scherer Healthcare or VSI or their affiliates acquires 25% or more of the voting power of the Company.

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

During Fiscal 1994, the FDA completed a routine inspection of the Company's compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with only two deficiency observations noted, which were corrected; there were no inspections during Fiscal 1995.

During Fiscal 1996, the FDA again inspected the Company's operations for compliance with the FDA's Good Manufacturing Practices. The Company was issued an inspection report with three deficiency observations noted. The Company responded to the observations, including providing specific corrective action.

In May, 1996, the FDA concluded an inspection with six deficiency observations noted. Many of the deficiencies noted refer to the lack of training regarding assembly, testing and sampling. The Company took corrective action, including retraining employees, and implementing other changes in order to respond to the FDA's concerns. These changes and corrective actions were presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. The Company was again inspected by the FDA during September, 1996 and received a Form 483, Inspection Observations, containing three alleged nonconformances with GMP. The Company responded to these observations, including providing specific corrective action. Following the September inspection, the Consent Decree expired October 1, 1996 and is of no further force and effect.

                             RESULTS OF OPERATIONS

FISCAL 1997 VERSUS FISCAL 1996

SALES, COST OF SALES AND GROSS PROFIT: The Company's net sales decreased approximately 2% to $22,045,000 from $22,443,000 in Fiscal 1996. The decrease in net sales was primarily due to a decrease in sales of the Company's medication delivery devices. Sales of these devices were down approximately $800,000 in Fiscal 1997 compared to Fiscal 1996; the majority of the decrease was attributable to one major customer who placed a large sales order in Fiscal 1996 and who did not place an order in Fiscal 1997.
The decrease in the sales of medication delivery devices was partially offset by an increase in sale of the Company's ABG products which increased approximately $270,000 in Fiscal 1997 due to a contract signed with a major customer in late Fiscal 1996 for these products.

The gross margin decreased from 32% to 30.4%. This decline in gross margin was primarily the result of the decrease in net sales combined with the rework of certain products. Rework is caused by supplier quality issues, defects in molded products produced due to worn tools, and damage during assembly and warehousing. The Company believes that the supplier quality and damage issues have been corrected; however, molded product defects may recur because of the condition of the molds. The Company has implemented a preventative maintenance program, and increased inspections and operator training in the Company's molding operation.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses declined 19% due to two primary items. The Company leases a warehouse in Nogales, Arizona which was formerly used by the Company until early Fiscal 1994 when it ceased operations in Mexico. The Company was able to sublease two-thirds of the warehouse in December 1995 and the remaining portion of the warehouse in September 1996. (See Note 6 to the Consolidated Financial Statements.) Net lease expense decreased approximately $120,000. During Fiscal 1996, the Company wrote off approximately $200,000 of certain expenses associated with unsuccessful efforts to obtain financing. These expenses were not incurred in Fiscal 1997.

OTHER INCOME AND EXPENSE: Other income decreased due to nonrecurring income received in Fiscal 1996. The Company received $488,000 in royalty income in the fourth quarter of fiscal 1996 related to the Company's ABG product line patents. The royalty agreement expired during Fiscal 1996. Also in Fiscal 1996, the Company sold a 10% investment in a medical device company for a gain of $200,000. Other expense has increased in Fiscal 1997 due to $265,000 of expense related to the proposed merger with VSI discussed above. These expenses were for financial advisors and for investment banking, legal and accounting services.

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

In early Fiscal 1996, the Company began manufacturing a less expensive needle sheath holder, converted to a less expensive pallet and obtained price reductions from suppliers for cartons and plastic resins. Average production labor headcount was reduced 9% in Fiscal 1996 compared to Fiscal 1995. Layoffs were effective in the first quarter of Fiscal 1996 and the savings achieved were partially offset by increased overtime.

Expense controls in manufacturing resulted in a reduction in overhead. Factors influencing this reduction include not immediately replacing several salaried positions which were vacant due to attrition, and limiting travel and the use of temporary help. Depreciation expense was reduced approximately $285,000 during Fiscal 1996 as fixed assets became fully depreciated. Property taxes were decreased in Fiscal 1996 approximately $73,000 as a result of a tax appeal with the county.

The absorption of overhead costs by the Company's molding operation was also favorably impacted by the transfer of molding production from outside vendors in the second and third quarters of Fiscal 1996 and the increase in production volume.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 25% from $3,193,000 in Fiscal 1995 to $2,391,000 in Fiscal 1996 due to reductions in personnel and a decrease in legal and litigation expenses. Legal expense decreased approximately $100,000 in Fiscal 1996 primarily due to the settlement of litigation with former officers and directors in May 1995. Also, an additional $300,000 was accrued during Fiscal 1995 for the settlement of this litigation; the total settlement amount was $725,000 of which $425,000 was accrued prior to Fiscal 1995.

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

                     LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Cash used in operations increased from $79,000 in Fiscal 1996 to $1,178,000 in Fiscal 1997, primarily due to a decrease in payables and accrued expenses. The decrease in payables and accrued expenses is due to the payment in Fiscal 1997 of consulting and other costs related to the financing transactions consummated in March 1996 discussed below and payment of income taxes and legal settlements.

FINANCING AND LIQUIDITY: On June 30, 1994, the Company refinanced $1,300,000 of Douglas County Industrial Revenue Bonds (the "Bonds"), due on December 31, 1993, with a term loan from Colorado National Bank (the "Bank"), the same bank holding the Bonds. During Fiscal 1996, the Company and the Bank executed an amendment to the term loan agreement, whereby the Company made a principal payment of $160,000 and shortened the term of the loan from July 31, 2004 to January 31, 2000 and the Bank released the Company's inventory and accounts receivable as collateral for the loan. The loan will continue to be amortized over its original term with a balloon payment on January 31, 2000.

During the third quarter of Fiscal 1996, Scherer Capital, a company controlled by the largest shareholder of Scherer Healthcare, advanced the Company $700,000 which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt. The debt, which bears interest at 1-1/2% over prime, is secured by inventory and equipment and is convertible at a rate of $.70 per share. The debt agreement contemplated the possibility of additional borrowings of $800,000. During Fiscal 1997, Scherer Capital transferred its credit facility to Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer.

In March 1996, Scherer Capital invested $1,000,000 in the Company through the purchase of 2,061,856 shares of common stock at a rate of $.485 per share. Robert P. Scherer, Jr. has voting authority over the Company's stock purchased by Scherer Capital either through beneficial ownership or as trustee of a voting trust for shares owned by Mr. Scherer's adult children. Also in March 1996, Scherer Healthcare converted a $1.8 million note of the Company into common stock at a rate of $.70 per share. In a related transaction, the Company accepted a proposal to exchange the accrued interest on the note payable to Scherer Healthcare of $487,000 as well as management fees owed to Scherer Healthcare of $376,000 for the Company's common stock at a rate of $.70 per share.

In November 1996, the Company obtained a revolving line of credit from Norwest Business Credit, Inc., ("Norwest") secured by trade accounts receivable, inventory and equipment, with an interest rate of 2.25% over Norwest's prime rate, expiring February 28, 1999. At March 29, 1997, the interest rate is 10.75%. The maximum line of credit to be extended is 80% of net eligible domestic accounts receivable plus 70% of eligible international accounts receivable or $2,000,000, whichever is less. At March 29, 1997, the Company had an available borrowing limit of approximately $1.4 million of which $125,000 had been borrowed.

At March 29, 1997, the Company was not in compliance with a covenant requiring a specified debt service coverage rate and a covenant that the Company not incur an after tax loss greater than that specified. Norwest has waived the requirement of compliance with these covenants effective as of March 29, 1997, and the Company and Norwest have negotiated covenants providing for a maximum net loss for the first four months of Fiscal 1998 (through July 1997) of $1,018,000 and a minimum net worth of $3,364,000 at the end of July 1997 and each subsequent month end.

Simultaneous with the execution of the Merger Agreement with VSI, the Company entered into a Dealer Agreement whereby VSI is authorized to sell the Company's products for a period of two years. The Company provided 28 of its 29 existing domestic specialty dealers with notices of termination of their dealer agreements which allow for termination on 30 to 90 days notice. These domestic dealers provided $9,687,000 of revenue during Fiscal 1997. Five of these dealers have subsequently entered into new agreements with the Company.

The Company believes that if the merger is not consummated or is delayed, VSI will, over time, be able to replace the sales which had been made by the terminated dealers prior to their termination. There can be no assurance, however, that VSI will be able to generate sufficient sales to replace the sales by the terminated dealers or that the sales of Company products by VSI will increase quickly enough to avoid a material adverse impact on the operations of the Company.

Two of the Company's domestic specialty dealers who were provided with notices of termination have filed lawsuits alleging, among other claims, breach of confidentiality and termination of a dealer agreement in a commercially unreasonable manner. (See Note 10 to the Consolidated Financial Statements.) The Company intends to contest these lawsuits vigorously. These dealers, whose accounts receivable with the Company total $714,000 at the end of May 1997 ($564,000 generated through sales subsequent to March
1997), are withholding payment pending settlement of issues raised in their respective lawsuits. The Company intends to vigorously pursue collection of these accounts.

The Company's management expects that the contemplated merger will be consummated by the end of July 1997. However, if the merger is delayed or does not occur and the sales of the terminated dealers are not replaced by VSI in a timely manner, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the merger is delayed or does not occur and VSI is unable to generate a sufficient volume of sales of Company products, the Company would then anticipate taking the following actions during Fiscal 1998.

1. Continue marketing and selling its products through the medical-surgical dealers and through the distribution arrangement with VSI in the domestic market and certain international markets where VSI has a strategic presence.

2. Renegotiate its current line of credit with Norwest and pursue additional financing opportunities that may be available.

3.   Continue to reduce costs and operating expenses.

4. Restrict expenditures related to capital assets to maintenance of existing equipment and facilities until the Company generates positive operating cash flow.

5.   Reduce employee headcount to support the level of sales volume.

The viability of the Company during Fiscal 1998 will be dependent on the Company's successful completion of the merger or the successful completion of some or all of the above activities.

FORWARD-LOOKING STATEMENTS

All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report on Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are those relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes", "intends" and similar expressions. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Public Accountants. . . . . . . . . Page 20

    Consolidated Balance Sheets . . . . . . . . . . . . . . . Page 21

    Consolidated Statements of Operations . . . . . . . . . . Page 22

    Consolidated Statements of Shareholders' Equity . . . . . Page 23

    Consolidated Statements of Cash Flows . . . . . . . . . . Page 24

    Notes to Consolidated Financial Statements. . . . . . . . Page 26

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Schedule II - Valuation and Qualifying Accounts . . . . . Page 46

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marquest Medical Products, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MARQUEST MEDICAL PRODUCTS, INC. (a Colorado corporation) and subsidiaries as of March 29, 1997 and March 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 29, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marquest Medical Products, Inc. and subsidiaries as of March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, substantial doubt exists about the ability of the Company to continue as a going concern. A contemplated merger and management's other plans regarding these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


                                ARTHUR ANDERSEN LLP

Denver, Colorado,
  June 6, 1997.

                             MARQUEST MEDICAL PR0DUCTS, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (THOUSANDS OF DOLLARS)


                                          ASSETS

                                                           March 29,  March 30,
                                                             1997       1996
                                                           ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents                                 $    13   $ 1,635
  Trade accounts receivable, less allowances for
   doubtful accounts of $118 and $94, respectively            3,392     2,915
  Notes and other receivables                                    47       181
  Inventories                                                 3,283     3,393
  Prepaid expenses                                              152       173
                                                            -------   -------
    Total current assets                                      6,887     8,297

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                   6,469     7,055
OTHER ASSETS                                                     68        41
                                                            -------   -------
                                                            $13,424   $15,393
                                                            -------   -------
                                                            -------   -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   831  $  1,001
  Accrued liabilities                                         2,690     3,728
  Payable to related parties                                     47        48
  Short-term debt (Note 4)                                      842       803
                                                            -------   -------
    Total current liabilities                                 4,410     5,580

LONG-TERM DEBT (Note 4)                                       4,600     4,990
                                                            -------   -------
    Total liabilities                                         9,010    10,570
                                                            -------   -------

COMMITMENTS AND CONTINGENGIES (Notes 2, 6  and 14)

SHAREHOLDERS' EQUITY
  Common stock, no par value; 50,000,000 shares
   authorized; 14,292,613 and 14,207,435 shares issued,
   respectively; 14,271,773 and 14,186,595 shares
   outstanding, respectively                                  9,904     9,834
  Warrants                                                      593       599
  Retained deficit ($20,434 of retained deficit eliminated
   at July 3, 1993 relating to quasi-reorganization)         (6,013)   (5,540)
  Treasury stock, 20,840 shares                                 (70)      (70)
                                                            -------   -------
    Total shareholders' equity                                4,414     4,823
                                                            -------   -------
                                                            $13,424   $15,393
                                                            -------   -------
                                                            -------   -------

         The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     Fiscal      Fiscal      Fiscal
                                      Year        Year        Year
                                     Ended       Ended       Ended
                                    March 29,   March 30,   April 1,
                                      1997        1996        1995
                                  ----------   ---------   ---------
NET REVENUES                       $  22,045   $  22,443   $  20,576

COST OF SALES                        (15,339)    (15,305)    (15,666)
                                  ----------   ---------   ---------

GROSS PROFIT                           6,706       7,138       4,910

COSTS AND EXPENSES
  Sales and marketing                 (4,135)     (4,082)     (4,323)
  General and administrative          (1,922)     (2,391)     (3,193)
  Research and development              (286)       (155)       (140)
                                  ----------   ---------   ---------

OPERATING  INCOME (LOSS)                 363         510      (2,746)

OTHER INCOME (EXPENSE)
  Interest, dividend & other income       70         410         113
  Royalty income                         --          488        --
  Interest expense                      (675)       (685)       (626)
  Other expense                         (305)       (114)        (27)
  Foreign exchange gain (loss)            74          28        (164)
                                  ----------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES       (473)        637      (3,450)

INCOME TAXES                             --         (697)        --
                                  ----------   ---------   ---------

NET LOSS                             $  (473)     $  (60)   $ (3,450)
                                  ----------   ---------   ---------
                                  ----------   ---------   ---------

Net Loss per Common Share            $ (0.03)     $ (0.01)  $ (0.46)
                                  ----------   ---------   ---------
                                  ----------   ---------   ---------

Weighted average number of
  common shares outstanding
  during the period               14,242,879   8,268,242   7,483,612
                                  ----------   ---------   ---------
                                  ----------   ---------   ---------

           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Common Stock                           Treasury Stock
                                     ----------------------    Retained     ------------------------
                                      Shares       Amount       Deficit       Shares       Amount        Warrants
                                     ---------    ---------    ----------   ----------   -----------    ----------
BALANCE, April 2, 1994               4,505,466       $3,459      ($2,030)     (20,840)          ($70)         $632

Net loss                                --           --           (3,450)       --           --            --
Stock issuances --
    Conversion of debt               3,333,333        2,500         --          --           --            --
    Warrants exercised                 263,921          218         --          --           --                (20)
                                     ---------    ---------    ----------   ----------   -----------    ----------

BALANCE, April 1, 1995               8,102,720        6,177       (5,480)     (20,840)          (70)           612

Net loss                                --           --              (60)       --           --            --
Stock issuances --
     Conversion of debt              3,877,859        2,715         --          --           --            --
     Warrants exercised                165,000           54         --          --           --                (13)
     Sale of stock to related party  2,061,856        1,000         --          --           --            --
     Stock issuance costs               --             (112)        --          --           --            --
                                     ---------    ---------    ----------   ----------   -----------    ----------

BALANCE, March 30, 1996             14,207,435        9,834       (5,540)     (20,840)          (70)           599

      Net loss                          --            --            (473)       --           --
      Warrants exercised                85,178           70         --          --           --                 (6)
                                     ---------    ---------    ----------   ----------   -----------    ----------

BALANCE, March 29, 1997             14,292,613       $9,904       ($6,013)    (20,840)         ($70)          $593
                                     ---------    ---------    ----------   ----------   -----------    ----------
                                     ---------    ---------    ----------   ----------   -----------    ----------


           The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   Fiscal Year Ended
                                                            -------------------------------
                                                            March 29,  March 30,   April 1,
                                                               1997       1996       1995
                                                             -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (473)   $   (60)   $(3,450)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                804      1,050      1,364
    Provision for losses on accounts receivable                   32         24         21
    Gain from extinguishment of debt                            --          (32)      --
    Gain on sale of assets                                      --         (225)       (70)
    Gain)/loss on foreign currency translation                   (74)       (28)       164
  Net change in operating assets and liabilities-
    Trade accounts receivable                                   (509)       (92)       207
    Notes and other receivables                                  134       (181)        74
    Inventories and prepaid items                                131       (696)       297
    Other assets                                                 (38)        (3)       (10)
    Accounts payable, accrued expenses and
     payable to related parties                               (1,209)       115        535
    Other long-term liabilities                                 --         --         (176)
    Accrued interest on Swiss bonds                               24         49         50
                                                             -------    -------    -------
NET CASH USED IN OPERATING ACTIVITIES                         (1,178)       (79)      (994)
                                                             -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on notes from related party                 --         --          375
  Purchases of equipment                                        (207)       (66)      (666)
  Proceeds from disposition of assets                           --          225        245
                                                             -------    -------    -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                           (207)       159        (46)
                                                             -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                    200      1,100        220
  Payments on notes payable                                      (75)      (400)      --
  Principal payments on borrowings and capital leases           (381)      (596)      (280)
  Issuance of common stock, net                                   19        889       --
                                                             -------    -------    -------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                           (237)       993        (60)
                                                             -------    -------    -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (1,622)     1,073     (1,100)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                           1,635        562      1,662
                                                             -------    -------    -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                               $    13    $ 1,635    $   562
                                                             -------    -------    -------
                                                             -------    -------    -------

(Continued on next page)

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   Fiscal Year Ended
                                                            -------------------------------
                                                            March 29,  March 30,   April 1,
(Continued from previous page)                                 1997       1996       1995
                                                             -------    -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

  Cash paid during the period for:
    Interest                                                 $   469    $   462    $   445
                                                             -------    -------    -------
                                                             -------    -------    -------
    Income taxes                                                 480        630       --
                                                             -------    -------    -------
                                                             -------    -------    -------
NONCASH INVESTING AND FINANCING
 TRANSACTIONS:
  Refinancing of Swiss debt-
    Notes issued                                                --          259       --
                                                             -------    -------    -------
    Bonds and accrued interest retired                          --         (291)      --
                                                             -------    -------    -------
                                                                --          (32)      --
                                                             -------    -------    -------
                                                             -------    -------    -------
  Debt conversion-
    Note payable to Scherer Healthcare, Inc.                    --       (1,852)    (2,500)
    Payable to related party                                    --         (863)      --
    Common stock issued                                         --        2,715      2,500
                                                             -------    -------    -------
                                                                --         --         --
                                                             -------    -------    -------
                                                             -------    -------    -------
  Refinancing of Industrial Revenue Bonds-
    Bonds retired                                               --         --       (1,300)
    Note payable to bank                                        --         --        1,300
                                                             -------    -------    -------
                                                                --         --         --
                                                             -------    -------    -------
                                                             -------    -------    -------
  Warrants-
    Warrants exercised                                            (6)       (13)       (20)
    Common stock issued                                           51         53        218
    Swiss notes retired                                          (45)       (40)      (198)
                                                             -------    -------    -------
                                                                --         --         --
                                                             -------    -------    -------
                                                             -------    -------    -------
  Capital lease-
    Capital lease obligation                                    --         (364)      --
    Purchase of equipment                                       --          364       --
                                                             -------    -------    -------
                                                                --         --         --
                                                             -------    -------    -------
                                                             -------    -------    -------
  Conversion of short-term note to long-term debt-
    Short-term debt to Scherer Capital, LLC                     --         (700)      --
    Note payable to Scherer Capital, LLC                        --          700       --
                                                             -------    -------    -------
                                                             $  --      $  --      $  --
                                                             -------    -------    -------
                                                             -------    -------    -------

         The accompanying notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ORGANIZATION. Marquest Medical Products, Inc. ("Marquest" or the "Company") is a manufacturer and marketer of disposable medical devices, supplies and equipment for use in the respiratory care, cardiopulmonary support and anesthesia markets. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE. Revenue is recognized at the time the product is shipped. The Company's export sales for the latest three fiscal years are presented in the table below. Profits on export sales have been comparable to those associated with domestic sales.

                                                      ($000)
                                          -----------------------------
                                          FY 1997    FY 1996    FY 1995
                                          -------    -------    -------

Sales by geographic location:
  United States and Canada                $15,957    $16,699    $16,023
                                          -------    -------    -------
                                          -------    -------    -------

  Export Sales:
    Europe                                $ 3,518    $ 3,069    $ 2,538
    Pacific Rim                             1,707      1,959      1,458
    Puerto Rico                               391        407        352
    Other                                     472        309        205
                                          -------    -------    -------
                                          $ 6,088    $ 5,744    $ 4,553
                                          -------    -------    -------
                                          -------    -------    -------


INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Work in process and finished goods include material costs, labor and manufacturing overhead. The Company has expensed all inventories that cannot be used in the Company's operations. Inventories consist of the following (in thousands of dollars):

                          March 29, 1997     March 30, 1996
                          --------------     --------------
Raw materials                $ 1,931            $ 1,782
Work in process                  282                233
Finished goods                 1,070              1,378
                             -------            -------
                             $ 3,283            $ 3,393
                             -------            -------
                             -------            -------


The Company has finished goods inventory at a distributor's warehouse in The Netherlands of approximately $219,000 and $131,000 at March 29, 1997 and March 30, 1996, respectively.

FOREIGN CURRENCY EXCHANGE GAIN/(LOSS). The Company had SFr 345,000, 345,000 and 720,000 of Swiss Franc denominated bonds outstanding at March 29, 1997, March 30, 1996 and April 1, 1995, respectively. The foreign currency gain/(loss) is the result of the difference in the exchange rate between the Swiss Franc and the U.S. Dollar at the beginning and end of the related period for Swiss Francs outstanding during the period. The annual interest payments on the bonds are accrued and recorded as interest expense with the appropriate adjustments made to reflect the current exchange rate.

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

INCOME TAXES. The Company provides for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized.

ACCRUED LIABILITIES. Accrued liabilities consist of the following (in thousands of dollars):

                                              March 29, 1997    March 30, 1996
                                              --------------    --------------

Accrued income taxes, interest and penalties      $   638           $   997
Accrued payroll and benefits                          867               932
Accrued legal settlement                              224               383
Other                                                 961             1,416
                                                  -------           -------
                                                  $ 2,690           $ 3,728
                                                  -------           -------
                                                  -------           -------


INCOME (LOSS) PER COMMON SHARE. Income (loss) per common share is based on the weighted average number of common and common stock equivalent shares outstanding during each period. Common stock equivalent shares were anti-dilutive in Fiscal 1997, 1996 and 1995 and were therefore excluded from the computation.

CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, short-term trade receivables and payables and long-term debt. The carrying values of these financial instruments approximate fair value.

SIGNIFICANT CUSTOMERS. During Fiscal 1997, 1996 and 1995, the Company had one distributor, Tri-anim Health Services, Inc. ("Tri-anim") of Sylmar, California, which accounted for 18%, 19% and 19%, respectively, of the Company's sales. At March 29, 1997 and March 30, 1996, respectively, Tri-anim represented 22% and 13% of total receivables before allowances. This distributor has been terminated effective June 13, 1997.

INDUSTRY SEGMENTS. The Company operates in the United States and has one industry segment - it manufactures and distributes medical devices and equipment to the healthcare provider sector.

                        MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS. In Fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles be written down in value whenever an impairment review indicates that the carrying value may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations.

In Fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has adopted the disclosure provisions of SFAS No. 123 but continues to account for the stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 5 to the Consolidated Financial Statements.

In Fiscal 1998, the Company will adopt SFAS No. 128, "Earnings Per Share." This standard specifies new computation, presentation and disclosure requirements for earnings per share. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. Adoption of the new standard will not have a material impact on the Company's earnings per share.

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

As reflected in the accompanying consolidated financial statements, the Company has experienced cash flow deficits from its operating activities. In addition, as part of the contemplated merger discussed in Note 14 to the Consolidated Financial Statements, the Company has given notice of termination to the existing hospital specialty distributors of its products and has entered into an agreement with the merger candidate, Vital Signs, Inc. ("VSI"), to be the distributor of its products. This has resulted in two distributor lawsuits (see Note 10) and will likely have a negative impact on the Company's sales revenues in the short term. These distributors, whose accounts receivable with the Company, total $714,000 at the end of May 1997 ($564,000 resulting from sales subsequent to March 29, 1997), are withholding payment pending settlement of issues raised in their respective lawsuits.
The Company intends to vigorously pursue collection of these accounts.

The Company's management expects that the contemplated merger will be consummated by the end of July 1997. The Company also believes that if the merger is not consummated or is delayed, VSI will, over time, be able to replace the sales which had been made by the terminated dealers prior to their termination. There can be no assurance, however, that VSI will be able to generate sufficient sales to replace the sales by the terminated dealers or that the sales of Company products by VSI will increase quickly enough to avoid a material adverse impact on the operations of the Company. These circumstances indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        MARQUEST MEDICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If the merger is delayed or does not occur and the distributor relationship with VSI does not generate sufficient volume of sales, the Company would then anticipate taking the following actions during Fiscal 1998.

1. Continue marketing and selling its products through the medical-surgical dealers and through the distribution arrangement with VSI in the domestic market and certain international markets where VSI has a strategic presence.

2. Renegotiate its current line of credit with Norwest and pursue additional financing opportunities that may be available.

3.  Continue to reduce costs and operating expenses.

4. Restrict expenditures related to capital assets to maintenance of existing equipment and facilities until the Company generates positive operating cash flow.

5.  Reduce employee headcount to support the level of sales volume.

The viability of the Company during Fiscal 1998 will be dependent on the Company's successful completion of the merger or the successful completion of some or all of the above activities.


3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following (in thousands of dollars):

                                       March 29,       March 30,
                                         1997            1996
                                       ---------       ---------

Land                                   $  1,265        $  1,265
Buildings                                 4,985           4,985
Machinery and equipment                   8,924           8,866
Other                                     2,555           2,523
Construction in progress                    119               2
                                       --------        --------
                                         17,848          17,641
Less - accumulated depreciation         (11,379)        (10,586)
                                       --------        --------
                                       $  6,469        $  7,055
                                       --------        --------
                                       --------        --------

The Company depreciates buildings over 50 years, machinery and equipment between 3 and 10 years and other fixed assets between 3 and 8 years.

                       MARQUEST MEDICAL PRODUCTS, INC.
                             AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DEBT:

Short-term debt consists of the following (in thousands of dollars):

                                                        March 29,  March 30,
                                                          1997       1996
                                                        ---------  ---------

Swiss Bonds, SFr 345,000 outstanding at March 29,
1997 and March 30, 1996; interest payable annually
on March 11 at a rate of 6%, increased to 9% effective
March 12, 1992; due March 11, 1994; unsecured;
including $110,000 and $107,000 accrued interest,
respectively (See Note 11)                              $     347  $     397

Borrowings on bank line of credit, interest at prime
plus 2.25% payable monthly in arrears, secured by trade
accounts receivable, inventory and equipment                  125      -----

Current maturities of long-term debt and
capital lease obligations                                     370        406
                                                        ---------  ---------

                                                        $     842  $     803
                                                        ---------  ---------
                                                        ---------  ---------


SWISS BONDS. On January 14, 1992, the Company was notified that the holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and accordingly defaulted on these obligations. The Company did not make any payments of principal or interest on the Swiss bonds in Fiscal 1993.
 During Fiscal 1994, the Company refinanced a significant portion of the Swiss bonds outstanding (see Note 11). During Fiscal 1996, bonds totaling 375,000 Swiss Francs plus accrued interest were exchanged for $291,000 of U.S. denominated 8% Swiss notes and $146,000 in cash. No bond exchanges were made during Fiscal 1997. The remaining Swiss bonds outstanding at March 29, 1997 and March 30, 1996, including the accrued interest on these bonds, have been classified as short-term debt.

BORROWINGS ON LINE OF CREDIT. The Company has obtained a revolving line of credit from Norwest Business Credit, Inc. ("Norwest") secured by trade accounts receivable, inventory and equipment, with an interest rate of 2.25% over Norwest's prime rate, expiring February 28, 1999. At March 29, 1997, the interest rate is 10.75%. Under the terms of the line of credit agreement, the Company is obligated to pay a minimum interest of $15,000 per quarter beginning November 5, 1996, the date the agreement was signed. In addition, the Company is obligated to pay an unused line fee at the rate of one-quarter percent (0.25%) per year on the average daily unused line of credit. During Fiscal 1997, approximately $24,000 was expensed related to interest and the unused line fee. Pursuant to the Credit and Security Agreement, the Company cannot, without the written consent of Norwest, declare or pay any dividends (other than dividends payable solely in common stock of the Company) or purchase, redeem or retire any common stock.

The maximum line of credit to be extended is 80% of net eligible domestic accounts receivable plus 70% of eligible international accounts receivable or $2,000,000, whichever is less. At March 29, 1997, the Company had an available borrowing limit of approximately $1.4 million of which $125,000 had been borrowed.

At March 29, 1997, the Company was not in compliance with a covenant requiring a specified debt service coverage ratio. The Company was also not in compliance with a covenant that the Company not incur a year-to-date after tax loss greater than that specified. Norwest has waived the requirement of compliance with these covenants effective March 29, 1997 and the Company and Norwest have negotiated covenants providing for a maximum net loss for the first four months of Fiscal 1998 (through July 1997) of $1,018,000 and a minimum net worth of $3,364,000 at the end of July 1997 and each subsequent month end.

                       MARQUEST MEDICAL PRODUCTS, INC.
                             AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                        March 29,  March 30,
                                                          1997       1996
                                                        ---------  ---------

Swiss notes payable; 8%; interest due semi-annually;
due March 31, 1999, unsecured; denominated in
U.S. dollars                                            $   2,851  $   2,896

Note payable to bank; interest rate floats annually,
currently 8.125%; interest and principal due in
monthly installments with balloon payment at January 31,
2000; secured by building                                     788        858

Note payable to R. P. Scherer, Jr., interest payable
quarterly at 1-1/2% over prime; current interest rate
9.75%; due April 1, 2001; convertible into 1,000,000
shares of Marquest common stock; secured by inventory,
property and equipment                                        700        700

Capital lease obligations                                     261        536
                                                        ---------  ---------

                                                        $   4,600  $   4,990
                                                        ---------  ---------
                                                        ---------  ---------


The scheduled maturities of long-term debt beyond Fiscal 1998 are as follows:


   1999                                        $   3,127
   2000                                              794
   2001                                               --
   2002                                              700
   Less - imputed interest on capital leases         (21)
                                               ----------
   Total                                       $    4,600
                                               ----------
                                               ----------


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

Pursuant to the Term Loan Agreement, the Company cannot, without the written prior approval of the Bank, (1) make any expenditures for capital assets in excess of $1 million in any fiscal year subsequent to April l, 1995 or (2) pay or declare any dividends or purchase, redeem or otherwise acquire any of its capital stock, or make any other distribution of any property to any of its shareholders.

NOTE PAYABLE TO SCHERER CAPITAL/LLC/R. P. SCHERER, JR. During the third quarter of Fiscal 1996, Scherer Capital, LLC ("Scherer Capital"), a company controlled by the largest shareholder of Scherer Healthcare, advanced the Company $700,000 which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt. The debt, which bears interest at 1-1/2% over prime, is convertible into the Company's common stock at a rate of $0.70 per share.
The debt agreement contemplated the possibility of additional 7borrowings of $800,000. During Fiscal 1997, Scherer Capital transferred its credit facility to Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer. After April

                          MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1, 1997, the Company may, at its option, redeem the note at the following prices, expressed as a percentage of principal amount: 1998 - 104%, 1999 - 103%, 2000 - 102%, 2001 - 101%.

CAPITAL LEASE. The Company leases certain production equipment under a capital lease arrangement. The gross amount of equipment and accumulated depreciation recorded under capital leases was $1,133,000 and $595,000, respectively, at March 29, 1997.


5. STOCK OPTIONS AND WARRANTS:

STOCK OPTION PLAN. The Company has an Incentive and Non-Qualified Stock Option Plan (the "Plan") for executives and key employees, which is administered by the Compensation Committee of the Board of Directors. Shares approved for the plan total 1,750,000, of which 790,161 are available for grant at March 29, 1997. Options vest in periods ranging from three to five years and expire seven years from the date of the grant.

As a result of the proposed merger discussed in Note 14 and in accordance with the Plan, the Company will provide notice to the Plan's option holders that they may exercise their options, whether vested or not, prior to the effective time of the merger. All such options which are not exercised prior to the merger will terminate.

During Fiscal 1997, Marquest adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but continues to account for the plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost for the Plan been determined consistent with the fair value based accounting method under SFAS No. 123, the pro forma net loss and loss per share would have been the following:

                                       Fiscal Years Ended
                          ----------------------------------------------
                             March 29, 1997           March 30, 1996
                          ----------------------------------------------
                                       Loss                     Loss
                          Net Loss   Per Share     Net Loss   Per Share
                          --------- ------------ ----------- -----------
   As reported               $(473)      $(0.03)       $(60)     $(0.01)
   Pro forma                 $(494)      $(0.03)       $(69)     $(0.01)

The fair value based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to Fiscal 1996. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

                          MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the weighted-average assumptions used in connection with the Black-Scholes option-pricing model to estimate the fair value of options granted in Fiscal years 1997 and 1996:

                                               Fiscal Year Ended
                                       --------------------------------
                                       March 29, 1997    March 30, 1996
                                       --------------    --------------
    Risk-free interest rate                 6.54%            5.56%
    Expected dividend yield                 None             None
    Expected life                         3 years           3 years
    Expected volatility                   118.70%          154.38%


Data for outstanding options under the Plan are summarized as follows:


                                             March 29, 1997             March 30, 1996
                                         ----------------------     ----------------------
                                                      Weighted                   Weighted
                                                      Average                    Average
                                                      Exercise                   Exercise
                                         Shares        Price        Shares        Price
                                         ----------   ---------     ----------   ---------
Outstanding, beginning of year              555,000       $1.23        339,327       $1.91
     Granted                                 95,000       $0.88        587,500       $0.93
     Canceled or forfeited                  (17,434)      $1.10       (371,827)      $1.36
                                         ----------   ---------     ----------   ---------

Outstanding, end of year                    632,566       $1.18        555,000       $1.23

Exercisable at end of year                  353,227       $1.52        227,096       $1.93

Weighted average fair value of
  options granted during year                             $0.08                      $0.10

The following table summarizes the status of outstanding and exercisable options under the Plan at March 29, 1997:

                                            Outstanding Options                Exercisable Options
                              ------------------------------------------     --------------------------
                                                 Weighted       Weighted                      Weighted
                                                 Average        Average                       Average
                                 Number         Remaining       Exercise       Number         Exercise
                              Outstanding      Life (years)       Price      Exercisable       Price
                              -----------      ------------     --------     -----------      ---------
Range of Exercise Prices
------------------------
  $0.69-$0.88                     392,166              5.47        $0.73         116,827          $0.72
  $1.38-$2.00                     240,400              3.30        $1.92         236,400          $1.92
                                  -------              ----        -----         -------          -----
    Total                         632,566              4.64        $1.18         353,227          $1.52

            MARQUEST MEDICAL PRODUCTS, INC.
                    AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Rights are attached to all Common Stock certificates representing shares outstanding, and no separate Rights Certificates have been distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur so that the Rights become exercisable no later than ten business days following (1) the public announcement that a person or group (other than Scherer Healthcare, Inc. or Scherer Capital, LLC) has acquired, or obtained the right to acquire, 15% or more of the Company's outstanding shares or (2) the commencement of a tender or exchange offer that would result in a person or entity (other than Scherer Healthcare, Inc. or Scherer Capital, LLC) owning 15% or more of the Company's outstanding Common Stock. In the event that 15% or more of the stock is actually held by a person or group, each right not owned by such person or group allows the holder to buy $50.00 worth of the Company's Common Stock, based on the then-current market price, for $25.00. The Company can redeem the rights at any time until 10 days following the above events at a price of $.01 per Right. The Rights are not exercisable until the Distribution Date and will expire at the close of business on August 20, 2001.

The Rights Agreement was amended by the Board of Directors on March 14, 1997, that makes the Rights Agreement inapplicable to the proposed merger between the Company and VSI discussed in Note 14.

SETTLEMENT PAYABLE. In July, 1993, the Company filed suit in the United States District Court in Colorado against a former President and Director and a former Chairman of the Board of Directors of the Company seeking a declaratory judgment that their termination agreements were void and for damages. The Company discontinued making payments on these termination agreements in April, 1993. The former President and the former Chairman counterclaimed for payments allegedly due them under the termination agreements and the former Chairman counterclaimed for repayment of an alleged loan made by him to a third party for the benefit of the Company.

In May, 1995, the Company settled this litigation for $725,000 plus interest at 9%; $200,000 paid in May, 1995 and the remaining amount in monthly payments through September, 1998. At March 29, 1997, the accrued balance outstanding is $224,000. As part of this settlement, the former President and Chairman may convert amounts owed to them by Marquest to Marquest common stock at $1.00 per share up to a maximum of $200,000. The convertible portion of the settlement may not exceed the balance owed. At March 29, 1997, a maximum of 200,000 common shares are issuable under the settlement agreement.

            MARQUEST MEDICAL PRODUCTS, INC.
                    AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total number of the Company's common shares which may be issued upon exercise of existing stock options and warrants, or conversion of debt at March 29, 1997.

                                                                  Fully Diluted
                                                                   Percentage
                                                        Shares      Ownership
                                                      ----------  -------------
Shares outstanding at March 29, 1997                  14,271,773      59.70%

Stock options outstanding at March 29, 1997
pursuant to the Company's Incentive and Non-
Qualified Stock Option Plan                              632,566       2.64%

Stock options issued to consultant, exercisable
at $0.75 per share until August 26, 2002                  50,000       0.21%

Warrants issued in connection with a Fiscal 1993
sale and leaseback of certain real estate;
exercisable at $1.50 per share until December
21, 1997                                                  75,326       0.32%

Warrants issued in connection with a Fiscal 1993
lease termination, exercisable at $4.00 per
share until September 30, 1997                            10,000       0.04%

Warrants issued to the Swiss bondholders,
exercisable at $0.75 per share until March 31, 1999    1,087,317       4.55%

Warrants issued to Scherer Healthcare, Inc.:
  In connection with providing short-term
  financing in Fiscal 1994, exercisable at $0.75
  per share until March 31, 1999                         800,000       3.34%

  In connection with sale leaseback of Arterial
  Blood Gas product line, exercisable at $0.75
  per share; 1,530,000 and 4,250,000 exercisable
  until March 31, 1999 and March 31, 2003,
  respectively                                         5,780,000      24.18%
                                                      ----------     ------
    Total Scherer Healthcare, Inc.                     6,580,000      27.52%
                                                      ----------     ------
Convertible note payable to R. P. Scherer, Jr.,
exercisable at $0.70 per share until April 1, 2001     1,000,000       4.18%

Settlement payable, convertible into common stock
at $1.00 per share                                       200,000       0.84%
                                                      ----------     ------
Total common shares if all options and warrants
are exercised                                         23,906,982     100.00%
                                                      ----------     ------
                                                      ----------     ------

                        MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LEASING ARRANGEMENTS:

The Company leases warehouse space as well as office and transportation equipment under non-cancelable operating leases. The following is a schedule as of March 29, 1997, of minimum future lease payments required under these leases:

                                        Facilities    Equipment      Total
                                        ----------    ---------      -----
               1998                      $  347         $ 66        $  413
               1999                         187           67           254
               2000                         172           64           236
               2001                         172           23           195
               2002                         172           --           172
               Thereafter                   129           --           129
                                         ------         ----        ------
                                          1,179          220         1,399
              Minimum sublease rentals     (300)          --          (300)
                                         ------         ----        ------
                                           $879         $220        $1,099
                                         ------         ----        ------
                                         ------         ----        ------


In December 1992, the Company sold its Nogales, Arizona warehouse to a third party under a 10-year sale leaseback arrangement with a base monthly rental of $10,850 plus operating costs. The rent can be adjusted in years three, five, seven and nine based upon the increase, if any, in the Consumer Price Index for All Urban Customers ("CPI"). In December 1995, the Company subleased two-thirds of the warehouse space to an unaffiliated entity and in September 1996 subleased the remaining space to the same entity. The monthly sublease income is $15,000 plus operating costs and without any escalation for changes in the CPI. The sublease expires on November 30, 1998; however, the sublessee has the option to extend the term of the lease for two additional terms of two years each.

Total rent expense, net of sublease revenue, under all operating leases for Fiscal 1997, 1996, and 1995 was $272,000, $452,000 and $560,000, respectively.

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

                        MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In May 1996, the FDA concluded an inspection with six deficiency observations noted. Many of the deficiencies noted referred to the lack of training regarding assembly, testing and sampling. The Company took corrective action, including retraining employees, and implemented other changes in order to respond to the FDA's concerns. These changes and corrective actions were presented to the FDA in detail in the submissions made by the Company and the Company continues to work with the FDA to address the issues raised. The Company was again inspected by the FDA during September 1996, and received a Form 483, Inspection Observations, containing three alleged nonconformances with GMP. The Company responded to these observations, including providing specific corrective action. Following the September inspection, the Consent Decree expired October 1, 1996 and is of no further force and effect.

8.  RELATED PARTY TRANSACTIONS:

SCHERER HEALTHCARE, INC. During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer Healthcare to be used in an exchange offer for defaulted Swiss Bonds, pursuant to the Omnibus Agreement dated April 12, 1993 between the Company and Scherer Healthcare (See Note 11). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. In May, 1994, Scherer Healthcare converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock at a rate of $0.75 per share. In March, 1996, Scherer Healthcare converted the remaining balance of the 8% note of $1,851,600, $486,571 in related accrued interest due to Scherer Healthcare and $376,330 owed to Scherer Healthcare for management fees into 3,877,859 shares of the Company's common stock at a rate of $0.70 per share. At March 29, 1997, Scherer Healthcare owns 50.5% of the Company's outstanding common stock.

As consideration for granting the Company an option to repurchase its Arterial Blood Gas ("ABG") product line sold to Scherer Healthcare in June, 1993, and for providing a cash advance in early Fiscal 1994 (see Note 11), Scherer Healthcare acquired 5,780,000 and 800,000 warrants, respectively, to purchase the Company's common stock at $0.75 per share.

As a result of the Omnibus Agreement, Scherer Healthcare also acquired a right to name a majority of the members of the Company's Board of Directors.

In connection with the sale of the Company's ABG product line to Scherer Healthcare, the Company pays a monthly royalty to Scherer Healthcare of 3.25% of the Company's net sales of ABG products. During Fiscal 1997, 1996 and 1995, these royalties totaled $354,000, $346,000 and $287,000, respectively. During Fiscal 1996 and 1995, the Company expensed $150,000 and $180,000, respectively, of interest related to the Company's 8% note payable to Scherer Healthcare, and expensed $77,000, $164,000 and $304,000 in Fiscal 1997, 1996 and 1995, respectively, related to marketing and financial consulting provided by Scherer Healthcare.

                        MARQUEST MEDICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCHERER CAPITAL, LLC/R. P. SCHERER, JR. In March, 1996, Scherer Capital purchased 2,061,856 shares of the Company's common stock at $0.485 per common share for $1,000,000. During the third quarter of Fiscal 1996, Scherer Capital provided a net short-term loan of $700,000 to the Company which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt. The debt, which bears interest at 1-1/2% over prime, is secured by inventory and equipment and is convertible into the Company's common stock at a rate of $0.70 per share. The debt agreement contemplated the possibility of additional borrowings of $800,000.

During Fiscal 1997, Scherer Capital transferred its credit facility to Robert
P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Scherer has voting authority over the Company's common stock purchased by Scherer Capital in March 1996 either through beneficial ownership or as trustee of a voting trust for shares owned by Mr. Scherer's adult children. These shares represent 14.4% of the Company's outstanding common stock at March 29, 1997.

During Fiscal 1997 and 1996, the Company expensed $68,250 and $20,831, respectively, of interest related to the loan provided by Mr. Scherer.

9.  INCOME TAXES:

During Fiscal 1996, the Company recorded a current federal tax provision of $697,000 relating to its settlement with the IRS from pre-quasi reorganization tax years. No provisions were recorded for the fiscal years ended March 29, 1997 or April 1, 1995.

The differences between the provision/(benefit) for income taxes at the Federal statutory rate and that shown in the Consolidated Statements of Operations are as follows (in thousands of dollars):

                                                Fiscal      Fiscal     Fiscal
                                                 Year        Year       Year
                                                Ended       Ended      Ended
                                               March 29,   March 30,  April 1,
                                                 1997        1996       1995
                                               ---------   ---------  --------

Federal statutory rate                              34%          34%         34%

"Expected" federal tax provision (benefit)     $  (161)     $   217    $ (1,156)
Utilization of net operating loss                   --         (237)         --
IRS settlement                                      --          697          --
State income taxes, net of Federal benefit         (15)          (2)       (112)
Other items                                        115           10          24
                                               -------      -------    --------

                                                   (61)         685      (1,244)
Increase in valuation allowance                     61           12       1,244
                                               -------      -------    --------

Tax provision                                  $    --      $   697    $     --
                                               -------      -------    --------
                                               -------      -------    --------

                 MARQUEST MEDICAL PRODUCTS, INC.
                       AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS 109, deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of March 29, 1997 and March 30, 1996 are comprised of the following (in thousands of dollars):

                                                  March 29,           March 30,
                                                    1997     Change     1996
                                                  ---------  ------   ---------
Deferred tax assets/(liabilities):
  Accelerated tax depreciation in excess
   of book depreciation                            $  (190)   $  (3)   $  (187)
  Nondeductible accruals                               272     (328)       600
  Unrealized foreign exchange losses                    74      (38)       112
  Capital loss carryforwards                           896      (75)       971
  Net operating loss carryforwards                   5,283      443      4,840
                                                   -------    -----    -------
                                                     6,335       (1)     6,336
  Valuation allowance                               (6,335)       1     (6,336)
                                                   -------    -----    -------
                                                   $   --     $ --     $   --
                                                   -------    -----    -------
                                                   -------    -----    -------

During recent fiscal years, the Company has experienced losses for financial reporting and tax purposes. Because of the uncertainty of realization of any future tax benefits, the Company has determined that, on a more likely than not basis, it is appropriate to reflect a valuation allowance for the entire net deferred tax asset. At March 29, 1997, the Company had tax net operating loss carryforwards of approximately $14,200,000, and capital loss carryforwards of approximately $2,400,000. Tax net operating losses expire at varying dates through 2011, and capital loss carryforwards expire at varying dates through 1998. Due to the transactions discussed in Notes 11, 12 and 14, the future benefits associated with the utilization of net operating loss carryforwards may be substantially limited. Capital loss carryforwards can only be utilized to the extent the Company generates capital gains in the future.

During Fiscal 1994, the Company received a refund of federal income taxes of approximately $745,000 due to the carryback to prior years of losses incurred during the temporary suspension of operations by the FDA. The Internal Revenue Service ("IRS") completed an audit, and in July 1994, determined that the losses could not be carried back and issued an assessment to the Company for the taxes plus interest. In June 1995, the Company negotiated a repayment plan with the IRS whereby the Company paid $400,000 in June 1995, and the remaining balance to be paid in equal monthly installments over a two-year period.

In Fiscal 1996, the Company settled additional tax issues related to audits by the IRS for fiscal years 1982-1988. The Company recorded $697,000 of additional taxes and interest.

The Company negotiated a repayment plan for both tax cases settled whereby the Company will pay the liability for taxes, interest and penalties in monthly installments of $40,000. The unpaid balance outstanding included in accrued liabilities for both tax cases is $638,000 at March 29, 1997. Interest and penalties will continue to accrue on the unpaid balance during the repayment period. The IRS has placed a lien on the Company's facility in Englewood, Colorado to secure payment of the taxes, interest and penalties.

                 MARQUEST MEDICAL PRODUCTS, INC.
                       AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LITIGATION:

A products liability action was filed against the Company in California in 1990 which was defended and settled during the trial by the Company's insurance company. Under the insurance policy, the Company may have been responsible for a $250,000 self-insured retention plus the cost of defense. The Company claimed that the insurance company mishandled the lawsuit and declined to pay. The Company was sued by the insurance company in District Court, Arapahoe County, Colorado in February, 1994 alleging damages of either $540,000 or $290,000. In May, 1996, the Company settled with the insurance company for $170,000.

On March 28, 1997, the Company filed an action in the United States District Court for the District of Colorado, alleging that Tri-Anim Health Services, Inc. ("TriAnim"), the Company's largest domestic distributor, breached a Dealer Agreement between the Company and Tri-Anim. This action was dismissed without prejudice on May 30, 1997. Tri-Anim filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Company and VSI on April 9, 1997, alleging that the Company had breached a Confidentiality Agreement between Tri-Anim and the Company and making a number of other claims against the Company and VSI. The Company filed a motion to move the California action to federal district court and filed a motion to compel arbitration of all issues in Colorado. The Company is vigorously contesting this matter.

On March 24, 1997, Chesapeake Medical, Inc. and Chesapeake Breathing Services, Inc. (collectively referred to as "Chesapeake"), two of the Company's distributors, filed a lawsuit against the Company and VSI in United States District Court for the District of New Jersey, alleging that the Company terminated the Dealer Agreement between the Company and Chesapeake in a commercially unreasonable manner and that the Company disclosed confidential information. The Company is vigorously contesting this matter.

The Company believes that its position in the above two matters is meritorious, but is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination.

There is litigation pending before the Tokyo District Court which was filed by Terumo K.K. ("Terumo"), a competitor of the Company, against Chiron K.K. ("Chiron"), the Company's distributor of arterial blood gas samplers in Japan, alleging that the blood samplers infringe upon a Japanese patent owned by Terumo. The litigation does not name the Company; however, the Company has agreed to indemnify Chiron from Terumo's claim and reimburse Chiron for its litigation cost.

Terumo is requesting an injunction against Chiron from importing and selling blood samplers as well as 137,000,000 yen (approximately $1,103,000 at March 29, 1997) for damages with regard to Chiron's sale of blood samplers from January 1993 through 1995. Terumo may increase the damages requested from 1996 to the present. Due to the preliminary nature of this litigation, the Company cannot predict the Court's opinion or the impact, if any, on the Company's market for blood gas samplers in Japan.

11. REFINANCING TRANSACTIONS:

During Fiscal 1994, the Company consummated two related transactions to provide the Company with necessary liquidity and to refinance the Swiss Bonds.

SALE OF ARTERIAL BLOOD GAS PRODUCT LINE. The Company sold its ABG product line, including $245,000 of net book value of property connected with the product line, to Scherer Healthcare for $4.5 million in cash and agreed to a six year lease back of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option to repurchase, originally expiring on May 31, 1996, was extended by the boards of Scherer Healthcare and the Company until June 15, 1999. The Company granted Scherer Healthcare 5,780,000 warrants to purchase common stock of the Company at $.75 per share as consideration for the repurchase option. These warrants were valued at $0.50 each. Of these, 1,530,000 and 4,250,000 will expire if not exercised by March 31, 1999 and March 31, 2003, respectively. The warrants are exercisable for cash or, if exercised by Scherer Healthcare or a Scherer Healthcare affiliate, for common stock of Scherer Healthcare. Scherer Healthcare may elect to exercise these options for no cash if a corresponding concession is granted to the Company in the product line repurchase price. Scherer Healthcare may elect to receive the product line repurchase price in the form of 5,780,000 shares of the Company's common stock, based on a value of $.75 per share, plus the balance of the purchase price in cash. If Scherer Healthcare makes this election, the number of warrants issued in consideration for the Company's repurchase option as described above will be reduced by a corresponding number.

Prior to the above transaction, Scherer Healthcare had advanced the Company $1,750,000. In consideration for this advance, the Company also granted to Scherer Healthcare warrants to purchase 800,000 shares of the Company's common stock at $0.75 per share exercisable until March 31, 1999. These warrants were also valued at $0.50 each. The advance was repaid with the proceeds from the sale and leaseback transaction.

The Company recorded $3,290,000 related to the value of the warrants issued to Scherer Healthcare and a deferred gain on the sale leaseback of $965,000, representing the amount of the sale proceeds, less the value assigned to the warrants, less the net book value of the property sold. The deferred gain was eliminated in the quasi-reorganization discussed in Note 12.

SWISS BOND REFINANCING. During Fiscal 1986, the Company issued 25,000,000 Swiss Francs of bonds due March 11, 1994. On January 14, 1992, the Company was notified that holders of the majority of its Swiss bonds had exercised their right to put the bonds for redemption as of March 11, 1992. The Company was not able to honor this put, and, accordingly, defaulted on these obligations.

During Fiscal 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer Healthcare (an amount equal to approximately 35% of the outstanding Swiss bond principal and accrued interest tendered in the transaction described below). This preferred stock was acquired in exchange for an 8% note, maturing on March 31, 1999. The note was convertible, in whole or in part, at Scherer Healthcare's option, into Marquest common stock at a value of $.75 per share. The Scherer Healthcare preferred stock is convertible into Scherer Healthcare common stock. In May 1994, Scherer Healthcare converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock. In March 1996, Scherer Healthcare converted the remaining principal balance of the 8% note of $1,851,600 into 2,645,143 shares of Marquest common stock at a rate of $.70 per share.

In three exchange offers, the bondholders exchanged 16,320,000 Swiss Francs in bonds, 96% of the total bonds outstanding. The bondholders were offered a combination of Marquest debt, warrants to purchase common stock of the Company, and the convertible preferred stock of Scherer Healthcare in exchange for the outstanding Swiss debt principal and interest. In the exchanges, the Swiss bondholders received (1) cumulative convertible preferred stock of Scherer Healthcare for 35% of the principal and accrued interest of the tendered bonds; (2) unsecured, 8% U.S. dollar denominated notes of the Company maturing March 31, 1999 with an aggregate principal amount of $2,875,000, and (3) warrants to purchase 165,000 and 1,432,416 shares of Marquest common stock at $.25 and $.75 per share, respectively, exercisable until March 31, 1999. These warrants were also valued at $.50 each.

The Company recorded approximately $798,000 for the value assigned to the warrants given to the Swiss bondholders, a gain of approximately $988,000 on the extinguishment of the Swiss bonds and, because this transaction was

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


considered a troubled debt restructuring under SFAS No. 15, the Company also accrued $3,226,000 in prospective interest on the notes. The prospective interest was eliminated in the quasi-reorganization described in Note 12.

As a result of the sale of the Arterial Blood Gas product line and the Swiss bond refinancing, Scherer Healthcare has the right to acquire approximately 65% of the outstanding common stock of the Company through the exercise of all warrants and conversion of the note. Also as a result of the agreement with Scherer Healthcare, Scherer Healthcare acquired the right to name a majority of the members of the Company's Board of Directors.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

All amounts are in thousands of dollars, except per share amounts


                              First    Second    Third    Fourth
                             ------    ------   ------    ------

FISCAL 1997 QUARTERS
--------------------
Net Revenues                 $5,152    $5,654   $5,035    $6,204
Gross Profit                  1,392     1,728    1,605     1,981
Net Income (Loss)              (363)       28     (314)      176
Income (Loss) per Share       (0.03)     0.00    (0.02)     0.00

FISCAL 1996 QUARTERS
--------------------
Net Revenues                 $5,284    $5,193   $5,739    $6,227
Gross Profit                  1,605     1,683    1,779     2,071
Net Income (Loss)                22       (34)    (625)      577
Income (Loss) Per Share        0.00      0.00    (0.08)     0.05

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  MERGER:

On March 14, 1997, the Company signed an Agreement and Plan of Merger ("Merger Agreement") between VSI; VSI Acquisition Corporation ("Newco"), a wholly-owned subsidiary of VSI; and the Company, providing for the merger of Newco with the Company, with the Company surviving the merger as a wholly-owned subsidiary of VSI. Upon the effective date of the merger, all of the Company's common stock will be converted into the right to receive $0.797 per share in cash.

DEALER AGREEMENT. Simultaneous with the execution of the Merger Agreement, the Company and VSI entered into a Dealer Agreement whereby VSI is authorized to sell the Company's products for a period of two years. The Company provided 28 of its 29 existing domestic specialty dealers with notices of termination of their dealer agreements which, as a general matter, allow for termination on 30 to 90 days notice. The Dealer Agreement may be terminated by the Company if VSI does not meet certain specified sales quotas after June 30, 1997. Since providing its domestic specialty dealers with notices of termination, the Company has negotiated new arrangements with five of those dealers which provide that those dealers may continue to distribute Company products at reduced margins.

Two of the Company's terminated dealers have commenced lawsuits against the Company and VSI alleging, among other things, that the termination of its dealer agreement was unlawful and that VSI is using confidential information of dealers in the sale of the Company's products. The Company believes that its position in both of these matters is meritorious, but is unable to predict the outcome of either lawsuit or whether other lawsuits will be filed by other dealers as a result of their termination.

PURCHASE OF ABG ASSETS AND COVENANTS NOT TO COMPETE. As part of the investment made in the Company by Scherer Healthcare in June 1993, Scherer Healthcare acquired title to the Company's Arterial Blood Gas ("ABG") product line which the Company leases from Scherer Healthcare. The Company has an option to repurchase the ABG product line from Scherer Healthcare at a purchase price equal to $4,500,000 plus $22,500 per month during the period from June 13, 1993 through the date of repurchase. Pursuant to an Inducement Agreement between VSI and Scherer Healthcare (the "Scherer Healthcare Inducement Agreement"), VSI has agreed to purchase the ABG product line from Scherer Healthcare for a purchase price equal to the purchase price under the Company's repurchase option. If the merger occurs on July 31, 1997, the purchase price of the ABG product line would be $5,625,000.

Pursuant to the Scherer Healthcare Inducement Agreement, Scherer Healthcare is obligated, at the time of the merger, to enter into a covenant not to compete pursuant to which it agrees it will not engage in the business of manufacturing or selling ABG products for a period of three years following the effective date of the merger. In consideration of this covenant not to compete, VSI has agreed to pay Scherer Healthcare an amount equal to the difference between $5,860,000 and the purchase price of the ABG product line. If the merger occurs on July 31, 1997, Scherer Healthcare will be paid $235,000 for the covenant not to compete.

Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer, is the beneficial owner of or has voting authority over 2,061,856 shares of the Company's common stock. Mr. Scherer also holds a promissory note of the Company in the principal amount of $700,000 which is convertible into the Company's common stock at a rate of $0.70 per share.
Mr. Scherer has agreed to convert the note prior to the merger into 1,000,000 shares of the Company's common stock. In addition to his ownership of the Company's common stock, Mr. Scherer has voting authority over 61.1% of the outstanding common stock of Scherer Healthcare.

Pursuant to an Inducement Agreement entered into between VSI and Mr. Scherer (the "RPS Inducement Agreement"), Mr. Scherer has agreed to vote his shares of Scherer Healthcare common stock in favor of the merger. Mr. Scherer has also agreed to vote all of his shares of the Company's common stock in favor of the merger. Pursuant to the RPS Inducement Agreement, Mr. Scherer is required to enter into a covenant not to compete pursuant to which he agrees

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


that for a period of three years following the merger he will not engage in the business of manufacturing or selling ABG products. In consideration of this covenant, VSI has agreed to pay Mr. Scherer $140,000.

CONDITIONS TO CLOSING. The Merger Agreement contains a number of conditions to closing which must be satisfied or waived prior to consummation of the merger. These conditions include, among other conditions, the requirement that the merger be approved by the shareholders of the Company and Scherer Healthcare, the requirement that no material litigation is pending against the Company or its business, and the requirement that no adverse regulatory action has been taken against the Company. The Company believes that the conditions to closing can be satisfied and that the closing will take place in late July 1997.

COVENANTS OF THE MERGER AGREEMENT. Pursuant to the Merger Agreement, the Company has agreed that, during the period from March 14, 1997 to the effective time of the merger, except as permitted in writing by VSI, the Company will not, among other things, (a) amend its Articles of Incorporation or Bylaws, (b) issue, sell, deliver, grant or declare any stock dividend or any other distribution with respect to the Company's common stock except that the Company may issue common stock pursuant to certain options, warrants or a convertible note exercisable or convertible in accordance with the terms of the applicable agreements and outstanding as of March 14, 1997, (c) mortgage or pledge any assets except in the ordinary course of business, (d) borrow or agree to borrow any funds except in the ordinary course of business and pursuant to the Company's existing credit facilities up to certain amounts,
(e) incur any obligation or liability, cancel any material debts of third parties, lease, sell, transfer or grant any preferential rights to lease or acquire any of its material assets or substantively amend or terminate any material contract or agreement except in the ordinary course of business, (f) adopt, materially amend or terminate any employee benefit plan or materially increase compensation or other benefits payable to the Company's employees,
(g) acquire any other business entity, (h) solicit, encourage or authorize any competing inquiry, proposal, offer or possible offer from a third party relating to a change in control or ownership of the Company, (j) enter into any material licensing or marketing arrangement or other material contract with any party other than VSI, and (k) settle any pending litigation in a manner that is materially adverse to the Company or commence any material litigation.

TERMINATION OF THE MERGER. The Merger Agreement may be terminated and the merger may be abandoned before the effective time of the merger (a) by mutual written consent of VSI, Newco and the Company or (b) by VSI or the Company if
(i) the Company's shareholders fail to approve the merger at the special meeting of shareholders or (ii) the shareholders of Scherer Healthcare fail to approve the sale of the stock of the Company. In addition, VSI may terminate the Merger Agreement if (a) there has been a material misrepresentation or breach by the Company of any of its representations or warranties in the Merger Agreement, (b) the Company's Special Treatment Sales (defined below) during the period from December 29, 1996 through the date seven days prior to the Closing (the "Pre-Closing Date") are less than eighty percent of the Company's Special Treatment Sales during the period from the first day of the Company's fiscal quarter commencing in December 1995 through the date one year prior to the Pre-Closing Date, (c) there has been any misrepresentation by Scherer Healthcare or Mr. Scherer in any of the representations or warranties set forth in the Inducement Agreements, or (d) there has been any material failure by Scherer Healthcare or Mr. Scherer to comply with their respective obligations under the Inducement Agreements. Special Treatment Sales are all of the Company's sales other than sales made through the Company's U.S. (including Puerto Rico) dealers and sales made through distributors of the Company's medical-surgical products.

Either the Company or VSI, at their discretion, may terminate the Merger Agreement if the effective date of the merger has not occurred by August 29, 1997, except that a party whose breach of the Merger Agreement has caused such a delay in the consummation of the merger will not be entitled to terminate the Merger Agreement. If the Company terminates the Merger Agreement as a result of a breach of any material covenants by VSI, the Company will be entitled to $800,000 as damages.

                        MARQUEST MEDICAL PRODUCTS, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If the Merger Agreement is terminated by VSI or the Company because (a) an offer is made, including a Purchase Event (defined below), (b) a claim is made that such offer could result in greater value to the Company's shareholders than the value to be received from VSI, and (c) after such offer is known to the Company, the Company's shareholders do not approve the merger, the shareholders of Scherer Healthcare do not approve the sale of the Company's common stock, or the Company breaches any of its obligations under the merger agreement, and within 24 months after the termination of the Merger Agreement, a Purchase Event occurs, the Company will pay to VSI a cash fee of $1,500,000. A Purchase Event means any of the following events: (a) without VSI's written consent, the Company announces an intention to enter into an agreement with a party other than VSI to (i) merge, (ii) dispose of 25% or more of the Company's assets or (iii) issue, sell or dispose of securities representing 25% or more of the voting power of the Company, or
(b) any person or group other than Scherer Healthcare or VSI or their affiliates acquires 25% or more of the voting power of the Company.

              MARQUEST MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     (Amounts in thousands of dollars)

                                         ADDITIONS
                                 -------------------------
                   BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE
                   BEGINNING     COSTS AND       OTHER        RECOVERIES    AT END OF
                   OF PERIOD      EXPENSES      ACCOUNTS     (WRITE-OFFS)    PERIOD
                   ----------    -----------   -----------   ------------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS - TRADE RECEIVABLES

Year Ended
  March 29, 1997     $ 94            $32           $ (3)          $ (5)         $118

Year Ended
  March 30, 1996     $132            $24           $ (8)          $(54)         $ 94

Year Ended
  April 1, 1995      $178            $21           $(48)          $(19)         $132


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any accounting or financial disclosure matters during the applicable period.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS: Information regarding the executive officers of the Company is set forth under the caption "Executive Officers" in Part I of this report on Form 10-K.

DIRECTORS: Information regarding the directors of the Company is set forth below.

CHARLES R. ATKINS III has been a Vice President of the Isolyser Company since 1993. From 1987 until its sale in 1993 to the Isolyser Company, he was President and a partner in Charles Atkins and Company, Ltd., a business which produced and distributed surgical procedural trays, drapes, gowns, and other disposable surgical products. He has been a director of the Company since August 1994. He is 55.

STEPHEN LUKAS, SR. has been President, Chief Executive Officer, and a director of Goldcaps, Inc., a subsidiary of IVAX Corporation since 1992. Mr. Lukas also serves as Vice President of IVAX Corporation, Business Development and he is Chairman of the Board and a director of Galena A.S. in the Czech Republic. He was President and a director of Capsule Technology from its formation in 1981 until his retirement in 1991. Mr. Lukas has been a director of the Company since February 1995. Mr. Lukas also is a director of Scherer Healthcare, Inc. He is 71.

JACK W. PAYNE has been Director of Medical Corporate Development for Pierson/Hawkins, Inc., a strategic planning and creative services company, since 1996. Mr. Payne was Chairman and Chief Executive Officer of Ferro Magnetic Therapeutics Corporation, a biotechnology company, from 1993 to 1996, and Executive Vice President and Chief Operating Officer of Sequin Medical Corporation, a medical device company, from 1990 to the present. Mr. Payne became a director of the Company in December 1995. He is 67.

KENNETH H. ROBERTSON has been Chairman of Conference-Call USA, Inc. and Vice President of Business Development of Dial Services LTD. (communications companies) since 1988. He has also been the Managing Partner of Print Marketing Concepts, a communications company, since 1984, and the principal owner and developer of a self-storage warehouse and business incubator operation since 1977. Mr. Robertson has been a director of the Company since February 1995. Mr. Robertson also is a director of Scherer Healthcare, Inc. and served as its President from July 1981 to June 1983. He is 62.

ROBERT P. SCHERER, JR. has been Chairman of the Board and Chief Executive Officer of the Company since February 1995. He has been the Chairman of the Board and Chief Executive Officer of Scherer Healthcare, Inc. since February 1995 and director since 1977. Mr. Scherer is also the controlling stockholder and a director and executive officer of RPS Investment, Inc. and certain affiliated companies. RPS Investments, Inc. and its affiliates beneficially own a majority of the common stock of Scherer Healthcare, Inc. He was Chairman of the Board, Chief Executive Officer and a director of Scherer-Storz, Inc. from its formation in January 1980 until its sale in June 1986 to American Cyanamid Company. Mr. Scherer was a director of IRT Corporation which filed a petition under Chapter 11 of the federal bankruptcy laws in 1993. He is 64.

WILLIAM J. THOMPSON has been the Vice Chairman and Chief Operating Officer of the Company since April 1994 and President since February 1995. He has also been President and Chief Operating Officer and a director of Scherer Healthcare, Inc. since 1984. He has been a Director of the Company since August 1993. He is 63.

MACK D. TINDAL has been a private investor since his retirement in 1981. Previously, Mr. Tindal was President of First Texas Pharmeceuticals from 1964 to 1978 until its sale to Scherer Healthcare, Inc. when it was renamed Scherer

Laboratories. Mr. Tindal served as President of Scherer Laboratories from 1978 to 1979 and President of Aloe Creme Laboratories from 1979 to 1981. Mr. Tindal has been a director of the Company since December 1995. He is 76.

JACK L. YORK has been President of Shelbourne, Wallace, York, Inc., a construction company, since 1993. He was President of Angel of Mercy, Inc., an ambulance service business from 1974 until 1996. He was President of York Medical Supply, a wholly-owned subsidiary of the Company until it was sold in February 1992. Mr. York became a Director of the Company in 1988, resigned in April 1993 and was reelected in June 1993. He is 52.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission ("SEC") thereunder, require the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock, as well as affiliates of such persons, to file reports of ownership and changes in ownership of the Company's stock with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely upon a review of the copies of such reports, the Company believes that during the fiscal year ended March 29, 1997, its executive officers, directors and persons owning more than ten percent of the Company's stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE: The following table summarizes the compensation paid or accrued during the three fiscal years ended March 29, 1997, to the Company's Chief Executive Officer and each of the other executive officers of the Company whose compensation for fiscal 1997 exceeded $100,000 (the "named executive officers").

                         SUMMARY COMPENSATION TABLE

                                                                                     Long-term
                                                                                    Compensation
                                                                                       Awards
                                                 Annual Compensation                 Securities
        Name and                                                    Other Annual     Underlying        All Other
   Principal Position            Year     Salary ($)   Bonus ($)   Compensation($)   Options (#)   Compensation ($)
Robert P. Scherer, Jr. (1)       1997           --        --               --               --            --
Chairman of the Board and        1996           --        --               --               --            --
Chief Executive Officer          1995           --        --               --               --            --

William J. Thompson (2)          1997      $80,002        --           $5,307           50,000            --
President and Chief              1996           --        --               --           75,000            --
Operating Officer                1995           --        --               --               --            --

-------------------
(1) Mr. Scherer was elected as Chairman of the Board and Chief Executive Officer in February 1995 and receives no salary or bonus compensation from the Company. Mr. Scherer also serves as Chairman of the Board and Chief Executive Officer of Scherer Healthcare. Mr. Scherer devotes a substantial portion of his professional time to matters other than the Company.

(2) During Fiscal 1996 and 1995, Mr. Thompson received no salary or bonus compensation from the Company, but was compensated as President, Chief Operating Officer and a director of Scherer Healthcare. The Company accrued approximately $77,000, $102,000 and $96,000 during fiscal 1997, 1996 and
1995, respectively, payable to Scherer

Healthcare, for the services of Mr. Thompson. Beginning November, 1996, Mr. Thompson was compensated by the Company for his services as President and Chief Operating Officer at an annual salary of $120,000. Mr. Thompson also received an auto allowance beginning May 1996 at an annual rate of $6,000. Mr. Thompson devotes substantially all of his professional time to the Company.

STOCK OPTION PLAN: The Company maintains the Marquest Medical Products, Inc. Incentive and Non-Qualified Stock Option Plan (the "Plan") to attract and retain key executive personnel and advisors, and to encourage their continued employment with and service to the Company.

As a result of the proposed merger discussed in Part I of this Form 10-K and in accordance with the Plan, the Company will provide notice to the Plan's option holders that they may exercise their options, whether vested or not, prior to the effective time of the merger. All such options which are not exercised prior to the merger will terminate.

The following table sets forth information regarding (i) the number of shares of the Company's common stock underlying stock options granted during fiscal 1997 to each named executive officer, (ii) the percent the grants represent to total options granted to all employees during the fiscal year, (iii) the per share exercise price of the options, (iv) the expiration dates of the options, and (v) the potential realizable value of each grant of options assuming the market price of the Company's common stock appreciates from the date of grant to the end of the term at a 5% and a 10% annualized rate.

                     OPTION GRANTS IN LAST FISCAL YEAR

                                     % OF TOTAL                                   POTENTIAL REALIZABLE
                         NUMBER OF    OPTIONS                                       VALUE AT ASSUMED
                        SECURITIES   GRANTED TO    EXERCISE OR                   ANNUAL RATES OF STOCK
                        UNDERLYING   EMPLOYEES     BASE PRICE                    PRICE APPRECIATION FOR
                          OPTIONS    IN FISCAL         PER        EXPIRATION         OPTION TERM (1)
NAME                    GRANTED (#)    YEAR        SHARE ($/SH)      DATE             5%        10%
William J. Thompson     50,000(2)      52.6%           0.875        8/22/03         $17,811   $41,506

-------------------
(1) The potential realizable value was calculated based on the grant-date valuation method assuming (i) the options were 100% vested on the date of grant and (ii) that the market price of the Company's common stock appreciates from the date of grant to the expiration of the options at a 5% and a 10% annualized rate.

(2) Mr. Thompson vests one-third of the options on August 22, 1996, 1997 and 1998. However, if the proposed merger between the Company and VSI is consummated, all of the options will vest at the effective time of the merger.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR END VALUES:
During Fiscal 1997, no stock options were exercised. The following table sets forth information as of March 29, 1997 with respect to (i) the number of shares covered by options (both exercisable and unexercisable) held by each named executive officer and (ii) the respective value for "in-the-money" options which represents the positive spread between the exercise price of existing options and the fair market value of the Company's common stock at March 29, 1997.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                OPTIONS AT                IN-THE-MONEY OPTIONS
                           # SHARES                         FISCAL YEAR END (#)        AT FISCAL YEAR END ($)(1)
                           ACQUIRED         VALUE      ---------------------------    ---------------------------
         NAME             ON EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------   -----------   ------------   -----------   -------------    -----------   -------------
William J. Thompson (2)      --              --          66,666         83,334            ---           ---

-------------------
(1) The dollar value is determined by subtracting the option price from the per share fair market value of the Company's common stock as of March 29, 1997 ($0.59) as reported on the Nasdaq SmallCap Market.

(2) In accordance with the Merger Agreement discussed in Part I of this Form 10-K and in accordance with the Plan, Mr. Thompson will be notified that his options may be exercised, whether vested or not, prior to the effective time of the proposed merger. If Mr. Thompson exercised his options and if the proposed merger is consummated, the value of his in-the-money option will be $8,213, computed by subtracting the option exercise price from the per share purchase consideration of $0.797.

DIRECTOR COMPENSATION: Executive officers of the Company who serve on the Board of Directors of the Company do not receive compensation for Board or committee participation, but are reimbursed for expenses incurred. Other directors receive a $5,000 annual retainer, $500 for each Board meeting attended, $250 for each telephonic meeting and $250 for each committee meeting attended. Expenses of travel to meetings are reimbursed to the Company.

On August 22, 1996, the Company's Board authorized the grant of options for 150,000 shares of the Company's common stock to its non executive officer directors at an exercise price in excess of the price offered by VSI in the Merger Agreement discussed in Part I of this report on Form 10-K. These options were never evidenced by option agreements. On March 14, 1997, each of the directors agreed that these options would be canceled. The Company has agreed to pay each outside director $10,000 as partial compensation for their services to the Company and Director Mack D. Tindal will receive an additional $10,000 in recognition of his service to the Company in negotiating the Merger Agreement between the Company and VSI.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS: Pursuant to an employment agreement dated November 1, 1996 between the Company and William
J. Thompson, the Company's President, Chief Operating Officer and Director, Mr. Thompson is entitled to a lump sum severance benefit equal to his base salary under the employment agreement from the date of his termination through February 28, 1999, if his employment is involuntarily terminated for reasons other than cause following a change of control of the Company. The merger between the Company and VSI will constitute a change of control within the meaning of the employment agreement. Mr. Thompson has agreed that his employment with the Company will terminate on the effective date of the merger and Scherer Healthcare has agreed to pay the full amount of the severance benefits to which Mr. Thompson will become entitled. These severance benefits are estimated to be $190,000 if the effective date of the merger occurs in July 1997.

Robert P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer, is the beneficial owner of or has voting authority over 2,061,856 shares of the Company's common stock. Mr. Scherer also holds a promissory note of the Company in the principal amount of $700,000 which is convertible into the Company's common stock at a rate of $0.70 per share.
Mr. Scherer has agreed to convert the note prior to the merger into 1,000,000 shares of the Company's common stock.

Pursuant to the RPS Inducement Agreement between VSI and Mr. Scherer, Mr. Scherer has agreed to vote his shares of Scherer Healthcare common stock in favor of approval of the merger. Mr. Scherer has also agreed to vote all of his shares of the Company's common stock in favor of the merger. Pursuant the RPS Inducement Agreement, Mr. Scherer is required to enter into a covenant not to compete pursuant to which he agrees that for a period of three years following the merger he will not engage in the business of manufacturing or selling ABG products. In consideration of this covenant, VSI has agreed to pay Mr. Scherer $140,000.

COMPENSATION COMMITTEE INTERLOCKS AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION: Robert P. Scherer, Jr. is Chairman, Chief Executive Officer and a Director of both the Company and Scherer Healthcare. Mr. Scherer receives no direct compensation from either the Company or Scherer Healthcare. William J. Thompson is the President, Chief Operating Officer and a Director of both the Company and Scherer Healthcare. Mr. Thompson is compensated by Scherer Healthcare for his services as President and Chief Operating Officer of Scherer Healthcare. Mr. Thompson is compensated by the Company for his services as President and Chief Operating Officer of the Company beginning in November 1996. Stephen Lukas, Sr., a Director of both the Company and Scherer Healthcare, services on the Compensation Committee of both companies.

During the fiscal year ended March 29, 1997, the Compensation Committee met once. The Compensation Committee is composed of Stephen Lukas, Sr. and Jack
L. York. The Compensation Committee's responsibilities with respect to executive compensation for all executive officers has been limited to long-term incentive compensation under the stock option plan. The Compensation Committee has furnished the following report for Fiscal 1997.

COMPENSATION PHILOSOPHY. The objectives of the Company's executive compensation program are to provide a level of compensation that will attract, retain, and motivate executives capable of achieving long-term success for the Company's stockholders in terms of increasing Company and shareholder value. Stock options are granted to executive officers and to other employees on a periodic basis, with vesting typically over several years. Awards are made at a level which is considered to provide a meaningful incentive to and to retain the executive officers.

                                           Jack L. York
                                           Stephen Lukas, Sr.

SHAREHOLDER RETURN PERFORMANCE GRAPH: The Company's common stock is listed for trading on The Nasdaq SmallCap Market under the symbol "MMPI." The price information reflected for the Company's Common Stock in the following performance graph and accompanying table is based upon the closing sales prices of the Common Stock on the dates indicated assuming a $100.00 investment on March 28, 1992. The performance graph compares the Company's cumulative total stockholder return with the Nasdaq Stock Market Total Return Index and the Nasdaq Health Services Stock Index. The graph assumes that the value of the investment in each index was $100 on March 28, 1992. The stockholder return reflected below for the five year historical period may not be indicative of future performance.

                                1992   1993   1994   1995   1996   1997

Marquest Medical.............   100      18     23      4     17      7

Nasdaq Stock Market (US).....   100     115    124    138    187    208

Nasdaq Health Services.......   100      98    129    149    180    162


             COMPARISON OF CUMULATIVE FIVE-YEAR SHAREHOLDER RETURN

                                   [GRAPH]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                            SHARES BENEFICIALLY     PERCENT OF
BENEFICIAL OWNER                        ADDRESS                   OWNED (1)            CLASS
Scherer Healthcare, Inc.        2859 Paces Ferry Road          13,791,192 (2)         66.03%
PRINCIPAL STOCKHOLDER           Suite 300
                                Atlanta, Georgia 30339

Robert P. Scherer, Jr.          2859 Paces Ferry Road          16,853,048 (3)         77.00%
CHAIRMAN OF THE BOARD,          Suite 300
  CHIEF EXECUTIVE OFFICER       Atlanta, Georgia 30339
  AND PRINCIPAL STOCKHOLDER

William J. Thompson             11039 East Lansing Circle         225,000 (4)          1.55%
PRESIDENT, CHIEF OPERATING      Englewood, CO 80112
  OFFICER AND DIRECTOR

Charles R. Atkins III                                                   0                (7)
DIRECTOR

Stephen Lukas, Sr.                                                      0                (7)
DIRECTOR

Jack W. Payne                                                           0                (7)
DIRECTOR

Kenneth H. Robertson                                                1,000                (7)
DIRECTOR

Mack D. Tindal                                                      2,000                (7)
DIRECTOR

Jack L. York                                                      378,728 (5)          2.64%
DIRECTOR

All current directors and                                      17,459,776 (6)         78.78%
  officers as a group
  (8 persons)

-------------------
(1) The stock ownership information shown has been furnished to the Company by the named person and members of the group or obtained from information filed with the Securities and Exchange Commission. Beneficial ownership as reported in the table has been determined in accordance with applicable federal regulations and includes shares of common stock as to which a person possesses sole or shared voting and/or investment power and shares which may be acquired within 60 days upon the exercise of outstanding stock options, warrants and convertible securities. Certain outstanding shares may be deemed to be beneficially owned by more than one person.

(2) The shares shown include 6,580,000 shares issuable upon exercise of outstanding common stock purchase warrants.

(3) The shares shown include the shares beneficially owned by Scherer Healthcare, 1,000,000 shares issuable pursuant to the terms of an outstanding convertible note, and 515,464 shares held in a voting trust, with respect to which shares Mr. Scherer has sole voting power but which shares are owned by Mr. Scherer's adult children. Mr. Scherer is deemed to beneficially own such shares by virtue of his positions as Chairman of the Board, Chief Executive Officer and controlling stockholder of Scherer Healthcare.

(4) The shares shown also include 150,000 shares of common stock issuable upon exercise of outstanding stock options and 75,000 shares issuable upon exercise of outstanding Company common stock warrants owned by Scherer Healthcare which Mr. Thompson has an option to purchase.

(5) The shares shown include 25,000 shares of common stock issuable upon exercise of outstanding stock options and 25,000 shares of restricted common stock issuable August 1, 1996 pursuant to Restricted Stock Units.

(6) See Notes (2), (3), (4) and (5) above.

(7) Represents less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH SCHERER HEALTHCARE, INC.

In April 1993, the Company sold its ABG product line to Scherer Healthcare for $4.5 million in cash and agreed to a six year leaseback of the product line for a royalty of 3.25% of net product line sales. The Company has the option to repurchase the product line for $4.5 million plus $22,500 for each month elapsed between the sale and repurchase. The option to repurchase, originally expiring on May 31, 1996, was extended by Scherer Healthcare and the Company until June 15, 1999. During Fiscal 1997, the royalties on the net ABG sales totaled $354,000.

During fiscal year 1994, the Company acquired approximately $4,352,000 of 5% cumulative convertible preferred stock of Scherer Healthcare in exchange for an 8% note, maturing on March 31, 1999. The note was convertible, in whole or in part, into Marquest common stock at a rate of $0.75 per share. In May 1994, pursuant to the note agreement, Scherer Healthcare converted $2,500,000 of the principal balance of the 8% note into 3,333,333 shares of the Company's common stock. In March 1996, Scherer Healthcare converted the remaining balance of the 8% notes of $1,851,600, $486,571 in related accrued interest due to Scherer Healthcare and $376,330 owed to Scherer Healthcare for management fees into 3,877,859 shares of the Company's common stock at a rate of $0.70 per share. At March 29, 1997, Scherer Healthcare owns 50.5% of the Company's outstanding common stock.

During Fiscal 1997, the Company reimbursed Scherer Healthcare $77,000 for the services of Mr. Thompson as President and Chief Operating Officer of the Company.

TRANSACTIONS WITH SCHERER CAPITAL, LLC/R. P. SCHERER, JR.

In March 1996, Scherer Capital purchased 2,061,856 shares of the Company's common stock at $0.485 per common share for $1,000,000. During the third quarter of Fiscal 1996, Scherer Capital provided a net short-term loan to the Company which was used for working capital purposes. In March 1996, the Company and Scherer Capital refinanced this advance with long-term convertible debt. The debt, which bears interest at 1-1/2% over prime, is secured by inventory and equipment and is convertible into the Company's common stock at a rate of $0.70 per share.

During Fiscal 1997, Scherer Capital transferred its credit facility to Robert
P. Scherer, Jr., the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Scherer has voting authority over the Company's common stock purchased by Scherer Capital in March 1996 through beneficial ownership or as trustee of a voting trust for shares owned by Mr. Scherer's adult children. These shares represent 14.4% of the Company's outstanding common stock at March 29, 1997.

During Fiscal 1997, the Company expensed $68,250 of interest related to the loan provided by Mr. Scherer.

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

           2.1 Agreement and Plan of Merger dated March 14, 1997, by and among Vital Signs, Inc., VSI Acquisition Corporation, and Marquest Medical Products, Inc. (Exhibit 2.1 to Form 8-K dated March 21,
                 1997)

           2.2 Scherer Healthcare Inducement Agreement dated March 14, 1997, by and among Scherer Healthcare, Inc., Vital Signs, Inc., and Marquest Medical Products, Inc. (Exhibit 2.2 to Form 8-K dated March 21, 1997)

           3.1 Articles of Incorporation of Registrant, as amended through August 25, 1994 (Exhibit 3(i) of Registration Statement on Form S-2, Registration No. 33-85564)

           3.2 By-laws of Registrant, as amended (Exhibit 2 to Form 8-K dated April 9, 1993)

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

          4.8 Credit and Security Agreement by and between Marquest Medical Products, Inc. and Norwest Business Credit, Inc. dated November 5, 1996 (Exhibit 4 to Form 10-Q dated December 28, 1996)

         10.1 Master Equipment Lease Agreement dated December 8, 1993 between Marquest Medical Products, Inc. and Financing for Science International, Inc. (Exhibit 4(c) to Form 10-K dated April 2,
                 1994)

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

         27      Financial Data Schedule (EDGAR version only)

         99.1 Robert Scherer Inducement Agreement dated March 14, 1997, by and between Robert P. Scherer, Jr. and Vital Signs, Inc. (Exhibit 99.2 to Form 8-K dated March 21, 1997)

(b)  Reports on Form 8-K:

     Report on Form 8-K dated March 21, 1997 regarding the announcement of the signing of a merger agreement between the Company and Vital Signs, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Douglas, State of Colorado, on June 9, 1997.

                                            MARQUEST MEDICAL PRODUCTS, INC.


                                            By  /s/  ROBERT P. SCHERER, JR.
                                              --------------------------------
                                              Robert P. Scherer, Jr., Chairman
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TITLE                                 DATE                  SIGNATURE
-----                                 ----                  ---------
Principal Executive Officer:
Robert P. Scherer, Jr.
Chairman, Chief Executive Officer                  /s/  ROBERT P. SCHERER, JR.
  and Director                    June 9, 1997    -----------------------------

Principal Accounting and
Financial Officer:
Margaret Von der Schmidt
Vice President - Finance and                      /s/  MARGARET VON DER SCHMIDT
Chief Financial Officer           June 6, 1997    -----------------------------

                                                    /s/  CHARLES R. ATKINS III
Charles R. Atkins III, Director   June 10, 1997   -----------------------------

                                                     /s/  STEPHEN LUKAS, SR.
Stephen Lukas, Sr., Director      June 10, 1997  ------------------------------

                                                     /s/  JACK W. PAYNE
Jack W. Payne, Director           June 10, 1997  ------------------------------

                                                   /s/  KENNETH H. ROBERTSON
Kenneth H. Robertson, Director    June 9, 1997   ------------------------------

                                                      /s/  MACK D. TINDAL
Mack D. Tindal, Director          June 10, 1997  ------------------------------

                                                    /s/  WILLIAM J. THOMPSON
William J. Thompson, Director     June 6, 1997   ------------------------------


Jack L. York, Director            June __, 1997  ------------------------------